Form 10-Q
period 1998-06-30
PARAGON CORPORATE HOLDINGS INC; DICK A B CO; CURTIS INDUSTRIES INC/NEW/; ITEK GRAPHIX CORP; CURTIS SUB INC
filed 1998-09-01
CIK 1060513, 28761, 868415, 1060514, 1060515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the Quarterly Period Ended June 30, 1998

                          Commission File No. 333-51569

                         PARAGON CORPORATE HOLDINGS INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                              34-1845312
           --------                                              ----------
(State or other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                    CO-REGISTRANTS AND SUBSIDIARY GUARANTORS

A.B. Dick Company                           Delaware                  04-3892065
Curtis Industries, Inc.                     Delaware                  13-3583725
Itek Graphix Corp.                          Delaware                  04-2893064
Curtis Sub, Inc.                            Delaware                  34-1737529

Paragon Corporate Holdings Inc.
5700 West Touhy Avenue                        A.B. Dick Company
Niles, Illinois 60714                         5700 West Touhy Avenue
(847) 779-2500                                Niles, Illinois 60714
                                              (847) 779-1900

Curtis Industries, Inc.                      Itek Graphix Corp.
6140 Parkland Boulevard                      5700 West Touhy Avenue
Mayfield Heights, Ohio 44124                 Niles, Illinois 60714
(440) 446-9700                               (847) 779-1900

                     Curtis Sub, Inc.
                     6140 Parkland Boulevard
                     Mayfield Heights, Ohio 44124
                     (440) 446-9700

   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes ( )                             No ( X )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

As of July 31, 1998, there were 1,000 shares of the registrant's Class A common stock outstanding.

As of July 31, 1998, there were 19,000 shares of the registrant's Class B common stock outstanding.




                                      INDEX

                         PARAGON CORPORATE HOLDINGS INC.

Part I   Financial Information                                                            Page Number

         Item 1     Financial Statements (Unaudited)..................................................1

                    Condensed Consolidated Balance Sheets
                    June 30, 1998 and December 31, 1997...............................................2

                    Condensed Consolidated Statements of Income
                    Three Months ended June 30, 1998 and 1997
                    Six  Months ended June 30, 1998 and the period from
                       January 17, 1997 through June 30, 1997.........................................3

                    Condensed Consolidated Statements of Cash Flows Six Months
                    ended June 30, 1998 and the period from January 17, 1997
                         through June 30,  1997.......................................................4

                    Notes to Condensed Consolidated Financial Statements...........................5-13

         Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...........................................14-17

Part II  Other Information

         Item 2     Change in Securities.............................................................18

         Item 6     Exhibits and Reports on Form 8-K.................................................18

         Signature...................................................................................19


                          Part I. Financial Information

                    Item I. Financial Statements (Unaudited)



                         Paragon Corporate Holdings Inc.

                     Condensed Consolidated Balance Sheets

                                 (In thousands)


                                                             June 30, 1998         December 31, 1997
                                                             -------------         -----------------
                                                              (Unaudited)
ASSETS:
Current Assets:
   Cash and cash equivalents                                   $   6,937                $   3,283
   Short-term investments                                         27,714                    4,176
   Accounts receivable, net                                       39,715                   37,821
   Inventories                                                    50,690                   48,068
   Other                                                           1,596                    1,535
                                                               ---------                ---------
      Total current assets                                       126,652                   94,883

Property, plant and equipment, less
   accumulated depreciation                                       12,372                    9,998
Goodwill                                                          32,290                   32,072
Other assets                                                       4,436                    1,122
                                                               ---------                ---------

                                                               $ 175,750                $ 138,075
                                                               =========                =========


LIABILITIES AND STOCKHOLDER'S EQUITY:
Current liabilities:
   Accounts payable                                            $  20,774                $  14,143
   Accrued expenses                                               24,338                   28,599
   Deferred service revenue                                        6,505                    6,960
   Due to GEC                                                      3,000                      945
   Restructuring and severance reserves                            2,468                    3,121
   Current portion of long-term debt                                 747                    3,495
                                                               ---------                ---------
      Total current liabilities                                   57,832                   57,263

Senior Notes                                                     115,000                     --
Long-term debt, less current portion                               1,102                   67,121
Retirement obligations                                             3,474                    3,451
Other long-term liabilities                                        2,934                    3,109

Stockholder's equity:
   Common stock, no par value, Authorized
     2,000 shares of Class A (voting) and 28,000
     shares of Class B (non-voting); issued and
     outstanding 1,000 shares of Class A and
     19,000 shares of Class B, at stated value                         1                        1
   Paid-in capital                                                    47                       47
   Retained earnings (deficit)                                    (4,030)                   7,604
   Accumulated other comprehensive loss                             (610)                    (521)
                                                               ---------                ---------
      Total stockholder's equity (deficit)                        (4,592)                   7,131
                                                               ---------                ---------

                                                               $ 175,750                $ 138,075
                                                               =========                =========

See notes to condensed consolidated financial statements.



                         Paragon Corporate Holdings Inc.

                  Condensed Consolidated Statements of Income

                                 (In thousands)
                                                                                                                  Period from
                                                                                              Six Months       January 17, 1997
                                                           Three Months Ended                      Ended            through
                                                  June 30, 1998       June 30, 1997         June 30, 1998        June 30, 1997
                                                  -------------       -------------         --------------       -------------
                                                              (Unaudited)                                (Unaudited)

NET REVENUE
Equipment                                            $  19,166           $  17,430           $  33,059           $  32,192
Service                                                  6,810               7,695              13,201              13,935
Repair parts                                             3,988               4,241               8,029               7,758
Supplies                                                18,880              21,028              38,194              37,807
Automotive and industrial                               20,285                --                40,594                --
                                                     ---------           ---------           ---------           ---------
Total net revenue                                       69,129              50,394             133,077              91,692

COST OF REVENUE
Equipment                                               14,034              12,274              24,199              22,788
Service                                                  5,087               5,537              10,143               9,998
Repair parts                                             1,695               1,759               3,298               3,235
Supplies                                                12,580              14,040              25,068              25,231
Automotive and industrial                                8,661                --                17,322                --
                                                     ---------           ---------           ---------           ---------
Total cost of  revenue                                  42,057              33,610              80,030              61,252
                                                     ---------           ---------           ---------           ---------

Gross profit                                            27,072              16,784              53,047              30,440

COSTS AND EXPENSES
Sales and marketing expenses                            11,222               6,734              22,180              11,662
General and administrative expenses                      9,874               4,531              19,908               8,429
Research and development                                   790               1,142               1,551               1,994
Depreciation and amortization                            1,384                 360               2,615                 685
Management fee                                             285                 511                 921                 924
Relocation costs                                           558                --                   909                --
                                                     ---------           ---------           ---------           ---------
                                                        24,113              13,278              48,084              23,694
                                                     ---------           ---------           ---------           ---------

Operating income                                         2,959               3,506               4,963               6,746
Interest expense, net                                   (3,097)               (650)             (4,714)               (984)
Other income (expense)                                     (61)                 81                (163)                 19
                                                     ---------           ---------           ---------           ---------
Income (loss) before foreign income
    taxes and extraordinary item                          (199)              2,937                  86               5,781
Foreign income taxes                                       225                 210                 440                 370
                                                     ---------           ---------           ---------           ---------
Income (loss) before extraordinary
    item                                                  (424)              2,727                (354)              5,411
Extraordinary item                                       1,280                --                 1,280                --
                                                     ---------           ---------           ---------           ---------
Net income (loss)                                    $  (1,704)          $   2,727           $  (1,634)          $   5,411
                                                     =========           =========           =========           =========




See notes to condensed consolidated financial statements.


                         Paragon Corporate Holdings Inc.

                 Condensed Consolidated Statements of Cash Flows

                                 (In thousands)









                                                                                                    Period from
                                                                                                  January 17, 1997
                                                                          Six Months Ended            through
                                                                            June 30, 1998          June 30, 1997
                                                                            -------------          -------------
                                                                                        (Unaudited)

Operating activities:
   Net income (loss)                                                        $  (1,634)             $   5,411
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
      Extraordinary item                                                        1,280                   --
      Provision for depreciation and amortization                               2,548                    685
      Changes in operating assets and liabilities                              (3,642)                 3,634
                                                                            ---------              ---------
Net cash provided by (used in) operating activities                            (1,448)                 9,730


Investing activities:
   Accounts receivable used in connection with the
      acquisition of A.B. Dick Company                                           --                  (19,489)
   Purchases of property, plant and equipment                                  (3,607)                (1,439)
   Payments of acquisition liabilties                                          (1,217)                  (708)
   Increase in short-term investments                                         (23,538)                   (45)
   Acquisition of business                                                       (219)                  --
                                                                            ---------              ---------
Net cash used in investing activities                                         (28,581)               (21,681)


Financing activities:
   Borrowings on revolving credit lines                                                               12,529
   Amounts due to GEC and affiliates                                               55                 (1,181)
   Decrease in long-term borrowings                                           (40,683)                  --
   Proceeds from bond offering                                                115,000                   --
   Payment of bond issue costs                                                 (4,516)                  --
   Payment on revolving credit lines                                          (26,084)                  --
   Dividend distribution                                                      (10,000)                  --
                                                                            ---------              ---------
Net cash provided by financing activities                                      33,772                 11,348
Effect of exchange rate changes on cash                                           (89)                  (208)
                                                                            ---------              ---------
Increase (decrease) in cash and cash equivalents                                3,654                   (811)
Cash and cash equivalents at beginning of period                                3,283                  2,150
                                                                            ---------              ---------

Cash and cash equivalents at end of period                                  $   6,937              $   1,339
                                                                            =========              =========




See notes to condensed consolidated financial statements.

                         Paragon Corporate Holdings Inc.

                   Notes to Consolidated Financial Statements

A.  ORGANIZATION

Paragon Corporate Holdings Inc. ("the Company") commenced operations on January 17, 1997 through the acquisition on that date of the common stock of A.B. Dick Company and its wholly owned subsidiaries (collectively "A.B. Dick"), from General Electric Company Ltd. ("GEC"). The Company is a holding company with no assets or operations other than its investments in its subsidiaries. NES Group, Inc. is the sole stockholder of the Company. A. B. Dick is engaged in the manufacture, sale, distribution and service of offset presses, cameras and plate makers and related supplies for the graphic arts and printing industry.

In connection with the acquisition of A.B. Dick, additional restructuring reserves of $6,000 were included in the purchase price allocation in accordance with the Company's business plans to substantially reorganize its operations. These reserves represent accruals for severance of administrative and operating employees and occupancy costs to be incurred in 1997 and 1998 for idle manufacturing and headquarters facilities prior to the relocation of operations in 1998. Through June 30, 1998, the Company has paid approximately $4.1 million of these expenses.

On December 5, 1997, the Company acquired all the common stock of Curtis Industries, Inc. ("Curtis"), a national distributor of products in the automotive and industrial markets. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Curtis are included in the consolidated financial statements since the date of acquisition.

The following unaudited pro forma results of operations assume the acquisition of Curtis occurred on January 1, 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1997:

                              Three months ended          Period from January 17, 1997
                                 June 30, 1997                through June 30, 1997
                                 -------------                ---------------------

Net revenues                           $ 70,446                       $131,257
Costs and expenses                       64,203                        122,098
Operating income                          4,843                          7,759
Net income                                3,058                          4,506

B.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes of Paragon Corporate Holdings Inc. and subsidiaries for the year ended December 31, 1997, included in Amendment No. 2 to the Form S-4 Registration Statement (Registration Statement No. 333-51569) filed by the Company on July 17, 1998.

C.    USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

D.   ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires the Company's foreign currency translation adjustments to be included in other comprehensive income and the disclosure of total comprehensive income. The Company adopted Statement 130 in the first quarter of 1998 with no impact on net income or stockholder's equity. The components of comprehensive income for the three month and six month periods ended June 30, 1998 and 1997 and period from January 17, 1997 through June 30, 1997 are as follows:


                                                                                                         Period from
                                                                                                       January 17, 1997
                                                     Three months ended              Six months              through
                                                 June 30           June 30           ended June 30           June 30
                                                   1998              1997                 1998                 1997
                                                   ----              ----                 ----                 ----


Net income (loss)                                $(1,704)            $ 2,727            $(1,634)            $ 5,411
Foreign currency translation
       adjustment                                   (244)                 89                (89)               (208)
                                                 -------             -------            -------             -------

Comprehensive income (loss)                      $(1,948)            $ 2,816            $(1,723)            $ 5,203
                                                 =======             =======            =======             =======


In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. Statement 133 requires all derivatives to be recognized as either assets or liabilities in the balance sheet and be measured at fair value. The Company is currently evaluating Statement 133 and because the Company expects to have a minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a material effect on earnings or the financial position of the Company.

E.    INVENTORIES

Domestic inventories, which represent approximately 80% of total consolidated inventory, are determined on the last-in, first-out (LIFO) basis and foreign inventories are determined on the first-in, first-out (FIFO) basis. Where necessary, reserves are provided to value inventory at the lower of cost or market.

         Inventories are summarized as follows:

                                                   June 30, 1998     December 31, 1997
                                                   -------------     -----------------

Raw materials and work in process                      $ 10,520        $  9,295
Finished goods                                           40,860          39,363
LIFO reserve                                               (690)           (590)
                                                       --------        --------
                                                       $ 50,690        $ 48,068
                                                       ========        ========

F.    DEBT ISSUANCE AND SUBSEQUENT EVENT

On April 1, 1998, the Company issued $115 million of Series A Senior Notes due 2008. Interest on the notes is payable semi-annually in cash in arrears. The Senior Notes are redeemable at the option of the Company, in whole or in part, any time on or after 2003 subject to certain call premiums. The Senior Notes are guaranteed by the domestic subsidiaries of the Company and contain various restrictive covenants that, among other things, place limitations on the sale of assets, payment of dividends, incurring additional indebtedness and restrict transactions with affiliates. The proceeds from the notes, net of costs and expenses, were used to retire $70,410 of existing debt and make a dividend distribution to the sole stockholder of $10,000.

Pursuant to a Prospectus dated July 22, 1998 the Company made an offer to exchange 9 5/8% Series B Notes due 2008 ("Series B Notes") for the $115 million of Series A Notes. All of the Series A Notes were exchanged for Series B Notes pursuant to the exchange offer which closed on August 24, 1998. The form and terms of the Series B Notes are the same as the form and terms of the Series A Notes, except that the Series B Notes have been registered under the Securities Act of 1933.

G.    INCOME TAXES

The Company and its domestic subsidiaries have elected Subchapter S Corporation status for United States income tax purposes. Accordingly, the Company's United States operations are not subject to income taxes as separate entities. The Company's United States income is included in the income tax returns of the stockholder. Under the terms of the Tax Payment Agreement with the Stockholder, the Company makes distributions to the stockholder for payment of income taxes.

The Company has foreign subsidiaries located in Canada, the United Kingdom, Holland, Belgium and the Netherlands. For the six months ended, June 30, 1998 and for the period January 17, 1997 through June 30, 1997, the Company recorded foreign income taxes of $440 and $370 respectively.

H.  EXTRAORDINARY ITEM

An extraordinary expense of $1.3 million was recorded during the second quarter of 1998 related to the write-off of deferred financing costs and fees associated with the early extinguishment of certain of the Company's debt.

I.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The Company's domestic subsidiaries, all of which are directly or indirectly wholly owned, are the only guarantors of Senior Notes. The guarantees are full, unconditional and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors.

The Company's foreign subsidiaries are not guarantors of the Senior Notes. Summarized consolidating balance sheets as of June 30, 1998 and December 31, 1997 for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):

                                                            Combined         Combined
                                          The               Guarantor     Non-Guarantor
                                        Company           Subsidiaries     Subsidiaries      Eliminations         Total
                                        ---------         ------------    -------------      ------------     -----------
BALANCE SHEET DATA
(JUNE 30, 1998):
Current assets:
  Cash and cash equivalents             $     184         $   4,268        $   2,485         $    --           $   6,937
  Short-term investments                   27,714              --               --                --              27,714
  Accounts receivable, net                   --              29,876            9,839              --              39,715
  Inventories                                --              41,959            8,888              (157)           50,690
  Other                                       105               777              714              --               1,596
                                        ---------         ---------        ---------         ---------         ---------
Total current assets                       28,003            76,880           21,926              (157)          126,652

Property, plant and
   equipment, net                            --              11,389              983              --              12,372
Goodwill                                     --              32,227               63              --              32,290
Investment in subsidiary                   74,736            13,803             --             (88,539)             --
Other assets                                4,185               244                7              --               4,436
Intercompany                                6,345              --               --              (6,345)             --
                                        ---------         ---------        ---------         ---------         ---------
                                        $ 113,269         $ 134,543        $  22,979         $ (95,041)        $ 175,750
                                        =========         =========        =========         =========         =========

Current liabilities:
  Accounts payable                      $    --           $  17,561        $   3,213         $    --           $  20,774
  Accrued expenses                          2,861            19,132            2,648              (303)           24,338
  Deferred service revenue                   --               5,339            1,166              --               6,505
  Due to GEC                                 --               3,000             --                --               3,000
  Restructuring and
     severance reserves                      --               2,468             --                --               2,468
  Intercompany                               --               4,602            2,478            (7,080)             --
  Current portion of long-
    term debt                                --                 747             --                --                 747
                                        ---------         ---------        ---------         ---------         ---------
Total current liabilities                   2,861            52,849            9,505            (7,383)           57,832
Long-term debt, less
   current portion                           --               1,102             --                --               1,102
Senior Notes                              115,000              --               --                --             115,000
Retirement obligations                       --               3,474             --                --               3,474
Other long-term liabilities                  --               2,934             --                --               2,934
Stockholder's equity (deficit)             (4,592)           74,184           13,474           (87,658)           (4,592)
                                        ---------         ---------        ---------         ---------         ---------

                                        $ 113,269         $ 134,543        $  22,979         $ (95,041)        $ 175,750
                                        =========         =========        =========         =========         =========

                                        8



                                                        Combined           Combined
                                           The           Guarantor       Non-Guarantor
                                         Company       Subsidiaries       Subsidiaries      Eliminations         Total
                                       -----------     ------------      -------------      ------------      -----------
BALANCE SHEET DATA
  (DECEMBER 31, 1997):
Current assets:
  Cash and cash equivalents             $      28        $   1,173         $   2,082         $    --               3,283
  Short-term investments                    4,176             --                --                --               4,176
  Accounts receivable, net                   --             29,230             8,778              (187)           37,821
  Inventories                                --             39,494             8,496                78            48,068
  Other                                      --                900               635              --               1,535
                                        ---------        ---------         ---------         ---------         ---------
Total current assets                        4,204           70,797            19,991              (109)           94,883

Property, plant and
   equipment, net                            --              9,351               647              --               9,998
Goodwill                                     --             32,008                64              --              32,072
Investment in subsidiary                   31,437           11,581              --             (43,018)             --
Deferred charges                              417              698                 7              --               1,122
Intercompany                                 --              4,000              --              (4,000)             --
                                        ---------        ---------         ---------         ---------         ---------
                                        $  36,058        $ 128,435         $  20,709         $ (47,127)        $ 138,075
                                        =========        =========         =========         =========         =========

Current liabilities:
  Accounts payable                      $    --          $  11,475         $   2,668         $    --           $  14,143
  Accrued expenses                          3,227           22,345             2,430               597            28,599
  Deferred service revenue                   --              5,903             1,057              --               6,960
  Due to GEC                                 --                945              --                --                 945
  Restructuring and
     severance reserves                      --              3,121              --                --               3,121
  Intercompany                              4,000             --                --              (4,000)             --
  Current portion of
     long-term debt                         1,000            2,495              --                --               3,495
                                        ---------        ---------         ---------         ---------         ---------
Total current liabilities                   8,227           46,284             6,155            (3,403)           57,263

Long-term debt,less
   current portion                         20,700           46,421              --                --              67,121
Retirement obligations                       --              3,414                37              --               3,451
Other long-term liabilities                  --               --                --               3,109             3,109
Intercompany                                 --             (1,155)            2,190            (1,035)             --
Stockholder's equity                        7,131           33,471            12,327           (45,798)            7,131
                                        ---------        ---------         ---------         ---------         ---------

                                        $  36,058        $ 128,435         $  20,709         $ (47,127)        $ 138,075
                                        =========        =========         =========         =========         =========

Summarized consolidating statements of income for the three months ended June 30, 1998 and 1997, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):


                                                             Combined           Combined
                                                The          Guarantor       Non-Guarantor
                                              Company       Subsidiaries       Subsidiaries     Eliminations       Total
                                             ---------      ------------     --------------     ------------     ---------
INCOME STATEMENT DATA:
  (THREE MONTHS ENDED JUNE 30, 1998):
Net revenue                                  $   --           $ 53,587         $ 15,621         $    (79)        $ 69,129
Cost of revenue                                  --             31,854           10,293              (90)          42,057
                                             --------         --------         --------         --------         --------
Gross profit                                     --             21,733            5,328               11           27,072
Total operating expenses                          131           19,323            4,659             --             24,113
                                             --------         --------         --------         --------         --------
Operating income (loss)                          (131)           2,410              669               11            2,959
Interest (expense), net                        (2,748)            (396)              47             --             (3,097)
Other income (expense)                           --                 15              (76)            --                (61)
                                             --------         --------         --------         --------         --------
Income (loss) before foreign
  income taxes and extraordinary
  item                                         (2,879)           2,029              640               11             (199)
Foreign income taxes                             --               --                225             --                225
                                             --------         --------         --------         --------         --------
Income (loss) before
   extraordinary item                          (2,879)           2,029              415               11             (424)
Extraordinary item                                170            1,110             --               --              1,280
                                             --------         --------         --------         --------         --------
Net income (loss)                            $ (3,049)        $    919         $    415         $     11         $ (1,704)
                                             ========         ========         ========         ========         ========




                                                              Combined           Combined
                                                The           Guarantor       Non-Guarantor
                                              Company       Subsidiaries       Subsidiaries      Eliminations         Total
                                             ---------      ------------       ------------      ------------      ----------
INCOME STATEMENT DATA:
  (THREE MONTHS ENDED JUNE 30, 1997):
Net revenue                                  $   --           $ 38,990         $ 11,404        $         --          $ 50,394
Cost of revenue                                  --             25,559            8,051                  --            33,610
                                             --------         --------         --------        ------------        ----------
Gross profit                                     --             13,431            3,353                  --            16,784
Total operating expenses                           15           10,500            2,763                  --            13,278
                                             --------         --------         --------        ------------        ----------
Operating income (loss)                           (15)           2,931              590                  --             3,506
Interest (expense), net                          (152)            (537)              39                  --              (650)
Other income (expense)                           --                 38               43                  --                81
                                             --------         --------         --------        ------------        ----------
Income (loss) before foreign
   income taxes                                  (167)           2,432              672                  --             2,937
Foreign income taxes                             --               --                210                  --               210
                                             --------         --------         --------        ------------        ----------
Net income (loss)                            $   (167)        $  2,432         $    462        $         --          $  2,727
                                             ========         ========         ========        ============        ==========


Summarized consolidating statements of income for the six months ended June 30, 1998 and the period from January 17, 1997 through June 30, 1997, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):

                                                             Combined           Combined
                                             The            Guarantor        Non-Guarantor
                                           Company         Subsidiaries      Subsidiaries      Eliminations         Total
                                          ---------        ------------      -------------     ------------       ---------
INCOME STATEMENT DATA:
  (SIX MONTHS ENDED JUNE 30, 1998):
Net revenue                               $    --           $ 102,871         $  30,360         $    (154)        $ 133,077
Cost of revenue                                --              60,158            20,048              (176)           80,030
                                          ---------         ---------         ---------         ---------         ---------
Gross profit                                   --              42,713            10,312                22            53,047
Total operating expenses                        148            38,699             9,237              --              48,084
                                          ---------         ---------         ---------         ---------         ---------
Operating income (loss)                        (148)            4,014             1,075                22             4,963
Interest (expense), net                      (3,195)           (1,621)              102              --              (4,714)
Other income (expense)                         --                (109)              (54)             --                (163)
                                          ---------         ---------         ---------         ---------         ---------
Income (loss) before foreign
   income taxes and
   extraordinary item                        (3,343)            2,284             1,123                22                86
Foreign income taxes                           --                --                 440              --                 440
                                          ---------         ---------         ---------         ---------         ---------
Income (loss) before
   extraordinary item                        (3,343)            2,284               683                22              (354)
Extraordinary item                              170             1,110              --                --               1,280
                                          ---------         ---------         ---------         ---------         ---------
Net income (loss)                         $  (3,513)        $   1,174         $     683         $      22         $  (1,634)
                                          =========         =========         =========         =========         =========




                                                             Combined           Combined
                                             The            Guarantor        Non-Guarantor
                                           Company         Subsidiaries      Subsidiaries      Eliminations         Total
                                          ---------        ------------      -------------     ------------       ---------
INCOME STATEMENT DATA:
 (PERIOD FROM JANUARY 17, 1997
  THROUGH JUNE 30, 1997):
Net revenue                               $    --           $  71,490         $  20,202         $    --           $  91,692
Cost of revenue                                --              47,020            14,232              --              61,252
                                          ---------         ---------         ---------         ---------         ---------
Gross profit                                   --              24,470             5,970              --              30,440
Total operating expenses                         16            18,826             4,852              --              23,694
                                          ---------         ---------         ---------         ---------         ---------
Operating income (loss)                         (16)            5,644             1,118              --               6,746
Interest (expense), net                        (250)             (785)               51              --                (984)
Other income (expense)                         --                 (69)               88              --                  19
                                          ---------         ---------         ---------         ---------         ---------
Income (loss) before  foreign
  income  taxes                                (266)            4,790             1,257              --               5,781
Foreign income taxes                           --                --                 370              --                 370
                                          ---------         ---------         ---------         ---------         ---------
Net income (loss)                         $    (266)        $   4,790         $     887         $    --           $   5,411
                                          =========         =========         =========         =========         =========


Summarized consolidating statements of cash flows for the six months ended June 30, 1998 and the period from January 17, 1997 through June 30, 1997, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):



                                                                 Combined       Combined
                                                    The          Guarantor   Non-Guarantor
                                                  Company      Subsidiaries   Subsidiaries   Eliminations     Total
                                                 ----------    ------------  -------------   ------------   ---------
CASH FLOW DATA:
  (SIX MONTHS ENDED JUNE 30, 1998):
Net cash provided by (used in)
   operating activities                          $  (3,876)    $   2,702     $    (274)       $     --      $  (1,448)

Investing activities:
   Purchases of property, plant and
     equipment (net)                                  --          (3,532)          (75)             --         (3,607)
   Payment of acquisition liabilities                 --          (1,217)         --                --         (1,217)
   Increase in short-term investments              (23,538)         --            --                --        (23,538)
   Acquisition of business                            --            (219)         --                --           (219)
                                                 ---------     ---------     ---------        ----------    ---------
Net cash used in investing activities              (23,538)       (4,968)          (75)             --        (28,581)

Financing activities:
   Increase in amounts due to GEC
     and affiliates                                   --              55          --                --             55
   Decrease in long-term borrowings                (20,056)      (21,205)          578              --        (40,683)
   Proceeds from bond offering                     115,000          --            --                --        115,000
   Payment of bond issue costs                      (4,516)         --            --                --         (4,516)
   Payment on revolving credit lines                  --         (26,084)         --                --        (26,084)
   Intercompany                                    (52,858)       52,570           288              --           --
   Dividend distribution                           (10,000)         --            --                --        (10,000)
                                                 ---------     ---------     ---------        ----------    ---------
Net cash provided by financing activities           27,570         5,336           866              --         33,772
Effect of exchange rate changes on cash               --              25          (114)             --            (89)
                                                 ---------     ---------     ---------        ----------    ---------
Increase (decrease) in cash and cash
   equivalents                                         156         3,095           403              --          3,654
Cash and cash equivalents at beginning
   of period                                            28         1,173         2,082              --          3,283
                                                 ---------     ---------     ---------        ----------    ---------
Cash and cash equivalents at end of
   period                                        $     184     $   4,268     $   2,485        $     --      $   6,937
                                                 =========     =========     =========        ==========    =========




                                                                  Combined         Combined
                                                  The             Guarantor      Non-Guarantor
                                                Company         Subsidiaries     Subsidiaries    Eliminations     Total
                                               ----------      --------------   --------------   ------------   ---------

CASH FLOW DATA:
(PERIOD FROM JANUARY 17, 1997 THROUGH
 JUNE 30, 1997):
Net cash provided by (used in)
   operating activities                         $    (37)       $  7,439          $  2,328        $   --         $  9,730

Investing activities:
   Purchases of property, plant and
     equipment (net)                                --            (1,020)             (419)           --           (1,439)
   Accounts receivable used in
     connection with acquisition                    --           (19,489)             --              --          (19,489)
   Payment of acquisition liabilities               --              (708)             --              --             (708)
   Increase in short-term investments                (45)           --                --              --              (45)
                                                --------        --------          --------        --------       --------
Net cash used in investing activities                (45)        (21,217)             (419)           --          (21,681)

Financing activities:
   Borrowings on revolving credit lines             --            10,033             2,496            --           12,529
   Cash distributions to GEC and affiliates         --            (1,181)             --              --           (1,181)
   Intercompany                                     --             3,769            (3,769)           --             --
                                                --------        --------          --------        --------       --------
Net cash provided by (used in)
   financing activities                             --            12,621            (1,273)           --           11,348
Effect of exchange rate changes on cash             --                27              (235)           --             (208)
                                                --------        --------          --------        --------       --------
Increase (decrease) in cash and cash
   equivalents                                       (82)         (1,130)              401            --             (811)
Cash and cash equivalents at beginning
   of period                                         100           1,601               449            --            2,150
                                                --------        --------          --------        --------       --------
Cash and cash equivalents at end of
   period                                       $     18        $    471          $    850        $   --         $  1,339
                                                ========        ========          ========        ========       ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes included in Amendment No. 2 to the Company's Form S-4 Registration Number 333-51569, dated July 17, 1998 relating to the exchange of the Company's Series A Senior Notes for the Series B Senior Notes.

GENERAL

The Company, through its two wholly-owned subsidiaries, Curtis Industries Inc. ("Curtis") and A.B. Dick Company ("A.B. Dick") is engaged in (i) the distribution of automotive and industrial supplies and (ii) the manufacture and distribution of printing equipment and supplies. The Company's distribution business supplies consumable, high margin, multiple-purpose products used in the automotive and industrial markets, with an increasing focus on providing value-added logistics services. The Company's printing equipment and supplies business is a leading manufacturer and marketer of printing products for the global quick print and small commercial graphics markets.

The Company acquired all of the capital stock of A.B. Dick on January 17, 1997. The Company acquired all of the capital stock of Curtis on December 5, 1997. The acquisitions were accounted for as purchases and the results of operations include the Company, A.B. Dick and Curtis from the dates of their respective acquisitions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30 1998, COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997:

NET REVENUE

Net revenue increased $18.7 million or 37.1% to $69.1 million in 1998 from $50.4 million in 1997. The increase was principally due to the acquisition of Curtis, which accounted for $20.3 million in sales for the quarter. Printing equipment sales were up $1.7 million or 10.0% over the prior year to $19.1 million. The increase was primarily due to increased domestic sales of press equipment of $2.8 million offset by an international sales decrease of $1.1 million, due to the weaknesses in the Asian markets. Supplies sales were down $2.1 million to $18.9 million due to the impact of the discontinuance of certain domestic equipment lines and the introduction of a new plate product by a competitor in the pre-press market. The Company is presently pursuing other supply products. Service revenues decreased by $0.9 million primarily due to the discontinuance of the Konica copier equipment line and a trend among customers to switch from preventive service contracts to purchased service calls.

GROSS PROFIT

Gross profit increased $10.3 million or 61.3% in 1998 as compared to 1997. Gross profit margin percentage was 39.2% during 1998 compared to 33.3% for the same period last year. The addition of the Curtis business accounted for $11.6 million of the increase in gross margin dollars and the significant improvement in the gross margin as a percentage of revenues. The A.B. Dick margins decreased by $1.3 million and gross margin as a percent of revenue was reduced approximately 1.7% due to the change in the mix of sales of the various products and services.

COSTS AND EXPENSES

Costs and expenses increased by $10.8 million to $24.1 million from $13.3 million from the year earlier. The acquisition of Curtis contributed $11.0 million to the increase while cost saving programs and consolidation of activities at A.B. Dick reduced costs and expenses by $0.9 million. A portion of the decrease is attributable to the change in basis of the calculation of the management fee. This was offset by relocation expenses and corporate administrative expenses of $0.6 million and $0.1 million, respectively, during 1998.

EXTRAORDINARY ITEM

An extraordinary expense of $1.3 million was recorded during the three months ended June 30, 1998 related to the write-off of deferred financing costs and fees associated with the early extinguishment of certain of the Company's debt.

OPERATING INCOME

Operating income decreased $0.5 million or 14.3% from $3.5 million in 1997 to $3.0 million in 1998. In 1998, the amount includes operating income from Curtis of $0.6 million. The operating income generated by A.B. Dick decreased by approximately $1.1 million from 1997 due to the decreases in sales revenues and the impacts on the costs and expenses resulting from the relocation of facilities.

Although there can be no guarantee of future forecasts and prospects, based on the Company's current financial forecast which included consideration for future cost savings, the international markets and the general U.S. economy, management believes that operating income before interest, taxes, depreciation and amortization, and other income (expense) will increase for the second half of 1998 over the first half of 1998. The Company further believes that third quarter 1998 will increase over the second quarter 1998 and the fourth quarter 1998 will be the Company's strongest quarter in 1998. The Company's ability to meet these projections can be significantly impacted by events outside of its control, including continued deterioration of the Asian economies.

SIX MONTHS ENDED JUNE 30 1998, COMPARED TO THE PERIOD FROM JANUARY 17, 1997 THROUGH JUNE 30, 1997:

PRESENTATION

The financial statements presented in this document include comparative 1997 financial statements for the Company, which include the operations of the acquired subsidiaries from their respective date of acquisition. A.B. Dick was acquired on January 17, 1997 and Curtis was acquired on December 5, 1997. The historical 1997 income statement and other financial information for the Company refer to the 23-week period from January 17, 1997 through June 30, 1997.

NET REVENUE

Net revenue increased $41.4 million or 45.1% from $91.7 for 1997 to $133.1 million for 1998. The increase was principally due to the acquisition of Curtis, which accounted for $40.6 million in sales for the first half of the year. Printing equipment sales were up $0.9 million or 2.6% over the prior year to $33.1 million primarily due to increases in the domestic sales of press equipment. Supplies sales increased by $0.4 million to $38.2 million. Service revenues decreased by $0.7 million primarily due to the discontinuance of the Konica copier equipment line and a trend among customers to switch from preventive service contracts to purchased service calls. Repair parts sales increased by $0.2 million.

GROSS PROFIT

Gross profit was $53.0 million compared to $30.4 million from the prior year. An increase of $22.6 million or 74.3% was principally due to the acquisition of Curtis, which had a gross margin of $23.3 million for the six months ended June 30, 1998. Gross profit margin percentage was 39.9% during 1998 compared to 33.2% for the same period last year. The addition of the Curtis business accounted for the significant improvement in the gross margin as a percentage of revenues. The A.B. Dick margins decreased by $0.7 million primarily due to the change in the mix of sales of the various products and services.

COSTS AND EXPENSES

Costs and expenses increased by $24.4 million to $48.1 million in 1998 from $23.7 million for the period January 17, 1997 through June 30, 1997. The acquisition of Curtis contributed $22.2 million to the increase in costs and expenses. Relocation expenses and corporate administrative expenses were $1.2 million during 1998.

EXTRAORDINARY ITEM

An extraordinary expense of $1.3 million was recorded during the second quarter of 1998 related to the write-off of deferred financing costs and fees associated with the early extinguishment of certain of the Company's debt.

OPERATING INCOME

Operating income decreased $1.7 million or 25.4% from $6.7 million in 1997 to $5.0 million in 1998. In 1998 the amount includes operating income from Curtis of $1.1 million. The operating income generated by A.B. Dick decreased by approximately $2.8 million from the period January 17, 1997 through June 30, 1997, due primarily to the changes in sales mix and relocation of facilities.

YEAR 2000 ISSUES

The Company is aware of the issues associated with being compliant with the year 2000 computer programming. A company-wide taskforce is reviewing all systems to ensure that they do not malfunction as a result of the Year 2000 compliance. The Company is in the process of replacing some systems and upgrading others. While the current cost of this effort is still being evaluated, the Company does not expect the cost to be material.

The Company expects to complete its Year 2000 activities within a timeframe that will enable its information systems to function without significant disruption in Year 2000. In addition, the Company is in the process of obtaining assurances from third parties that are critical to its business, such as customers and vendors, regarding their Year 2000 compliance. If assurances are not received from critical vendors regarding their Year 2000 compliance, alternative sources will be selected. Failure of the Company or such third parties to achieve Year 2000 compliance can result in disruption of the Company's operations that could have a material adverse effect on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities was ($1.4) million and $9.7 million for the six months ended June 30, 1998 and 1997, respectively. The net cash used in operating activities in 1998 was principally the result of decreased net income and a net increase in operating assets and liabilities of $3.6 million. The decline in net income is mainly due to increased interest costs as a result of the issuance of $115.0 million of 9 5/8% Senior Notes on April 1, 1998. Net cash provided from operating activities in 1997 was principally due to net income of $5.4 million and a decrease in net operating assets and liabilities of $3.6 million.

The net cash used in investing activities was $28.6 million and $21.7 for the six months ended June 30, 1998 and 1997, respectively. The 1998 amounts include an increase in short-term investments of $23.5 million, property, plant and equipment purchases of $3.6 million and payments on acquisition related liabilities of $1.2 million. The primary components of the 1997 investing activities were $19.5 million for accounts receivable related to the A.B. Dick acquisition, $1.4 million for property, plant and equipment purchases and $0.8 million for payment of acquisition related liabilities.

Net cash provided by financing activities was $33.8 million and $ 11.4 million for the six months ended June 30, 1998 and 1997, respectively. The net cash provided by financing activities in 1998 is the result of the issuance of the $115.0 million of senior notes, offset by the reduction of long-term borrowings of $40.7 million and reduction of revolving lines of credit by $26.1 million. The bond issuance costs paid were $4.5 million and the Company made a dividend distribution to its sole stockholder in the amount of $10.0 million. The 1997 net cash from financing activities was principally from increases in borrowings on the revolving lines of credit.

The Company's primary capital requirements (excluding acquisitions) consist of capital expenditures and debt service. The Company expects current financial resources and funds from continuing operations to be adequate to meet current cash requirements. At June 30, 1998 the Company had cash, cash equivalents and short-term investments of $34.7 million and unused credit facilities of $29.5 million available for its use.

CAUTIONARY STATEMENT FOR SAFE HARBOR PURPOSES

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives, or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward-looking statements include, without limitation, statements regarding the Company's Year 2000 compliance program and future prospects of the business. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements.

                           Part II. Other Information

Item 2.    Changes in Securities

           During the three-month period ended June 30, 1998, the registrant on April 1, 1998, sold for cash $115,000,000 of 9 5/8% Series A Senior Notes due April 1, 2008. The initial purchasers of the Notes were Donaldson, Lufkin & Jenrette Securities Corporation and CIBC Oppenheimer. The aggregate offering price was $115,000,000 with aggregate discounts and commission of $3,450,000. Exemption from registration was under section 4(2) of the Securities Act of 1933.

           On July, 17, 1998, the Company filed Amendment No. 2 to the Form S-4 Registration Statement with the Securities and Exchange Commission. The Registration Statement set forth terms of an Offer to Exchange Series B Senior Notes for Series A Senior Notes. Pursuant to such Offer all of the Series A Senior Notes were exchanged for Series B Senior Notes. The exchange offer closed on August 24, 1998.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits - See index of exhibits

           (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    PARAGON CORPORATE HOLDINGS INC.

                    By:  /s/ FRANK J. RZICZNEK
                        ----------------------
                        FRANK J. RZICZNEK
                        Chief Financial Officer (As duly authorized
                        representative and as Principal Financial and Accounting Officer)

                    A.B. DICK COMPANY

                    By:  /s/ RONALD  NIERZWICKI
                        -----------------------
                        RONALD NIERZWICKI
                        Vice President and Controller (As duly authorized representative and as Principal Financial and Accounting Officer)

                    CURTIS INDUSTRIES, INC.

                    By:  /s/ JAMES WATERS
                        -----------------
                        JAMES WATERS
                        Vice President of Finance (As duly authorized representative and as Principal Financial and Accounting Officer)

                    ITEK GRAPHIX CORP.

                    By:  /s/ RONALD NIERZWICKI
                        ----------------------
                        RONALD NIERZWICKI
                        Vice President and Controller (As duly authorized representative and as Principal Financial and Accounting Officer)



Date:  September 1, 1998

                         PARAGON CORPORATE HOLDINGS INC.
                                    FORM 10-Q
                                INDEX OF EXHIBITS


  Exhibit
  Number     Description of Exhibit
  ------     ----------------------

    3.1      Certificate of Incorporation of Paragon Corporate Holdings Inc.., as currently in effect.   *
    3.2      By-Laws of Paragon Corporate Holdings Inc. as currently in effect                           *
    3.3      Certificate of Incorporation of A.B. Dick Company, as currently in effect                   *
    3.4      By-Laws of A.B. Dick Company, as currently in effect.                                       *
    3.5      Certificate of Incorporation of Curtis Industries, Inc. as currently in effect.             *
    3.6      By-Laws of Curtis Industries, Inc. as currently in effect.                                  *
    3.7      Certificate of Incorporation of Itek Graphix Corp. , as currently in effect.                *
    3.8      By-Laws of Itek Graphix Corp., as currently in effect.                                      *
    3.9      Certificate of Incorporation of Curtis Sub, Inc., as currently in effect.                   *
    3.10     By-Laws of Curtis Sub, Inc., as currently in effect.                                        *
    4.1      Indenture,  dated as of April 1,  1998, among Paragon Corporate  Holdings Inc., A.B. Dick   *
             Company, Curtis Industries, Inc., Itek Graphix Corp., Curtis Sub, Inc and Norwest Bank
             Minnesota, National Association, as Trustee (containing , as exhibits, specimens of the
             Series A Notes and the Series B Notes).
    4.2      Purchase Agreement, dated as of March 27, 1998, among Paragon Corporate Holdings Inc.,      *
             A.B. Dick Company, Curtis Industries, Inc., Itek Graphix Corp., Curtis Sub, Inc., and
             Donaldson. Lufkin & Jenrette Securities Corporation and CIBC Oppenheimer Corp., as
             Initial Purchasers, relating to the Series A Notes.
    4.3      Registration Rights Agreement, dated as of April 1, 1998, among Paragon Corporate           *
             Holdings Inc., A.B. Dick Company, Curtis Industries, Inc., Itek Graphix Corp.,
             Curtis Sub, Inc., and Donaldson. Lufkin & Jenrette Securities Corporation and CIBC
             Oppenheimer Corp., as Initial Purchasers.
    4.4      Credit  and  Security  Agreement,  dated as of April 1, 1998  between  Paragon  Corporate   *
             Holdings Inc. and Key Corporate Capital Inc.
   10.1      Agreement  and Plan of Merger,  dated as of November  6, 1997,  among  Paragon  Corporate   *
             Holdings Inc., Curtis Industries, Inc. and Curtis Acquisition Group.
   10.2      Stock Purchase Agreement, dated as of December 19, 1996, between Paragon Corporate          *
             Holdings Inc. and GEC Incorporated.
   10.3      Management Agreement,  dated as of April 1, 1998, between Paragon Corporate Holdings Inc.   *
             and NESCO, Inc.
   10.4      Tax Payment Agreement, dated as of April 1, 1998, among Paragon Corporate Holdings Inc.,    *
             A.B. Dick Company, Curtis Industries, Inc., Itek Graphix Corp., Curtis Sub, Inc. and
             NES Group, Inc.
   10.5      Agreement dated November 10, 1995 between A.B. Dick Company and Gerald J. McConnell.        *
   10.6      Severance and Non-Competition Agreement dated February 28, 1996 between Curtis              *
             Industries, Inc. and A. Keith Drewett.
   10.7      Severance  and   Non-Competition   Agreement  dated  February  28,  1996  between  Curtis   *
             Industries, Inc. and Maurice P. Andrien, Jr. as amended April 22, 1998.
   10.8      Agreement dated July 2, 1998 among Curtis Industries, Inc., Paragon Holdings Inc. and A.
             Keith Drewett.                                                                             **
    12       Statement regarding computation of ratio of earnings to fixed charges.
    27       Financial Data Schedule


*   Incorporated by reference from Form S-4 Registration Number 333-51569 filed May 1, 1998 under the Securities Act of 1933, as amended

** Incorporated by reference from Amendment No. 2 to Form S-4 Registration Number 333-51569 filed July 17, 1998 under the Securities Act of 1933, as amended