Form 10-Q
period 1998-09-30
PARAGON CORPORATE HOLDINGS INC; DICK A B CO; CURTIS INDUSTRIES INC/NEW/; ITEK GRAPHIX CORP; CURTIS SUB INC
filed 1998-11-13
CIK 1060513, 28761, 868415, 1060514, 1060515

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q
                                   ---------

              Quarterly Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1998

                         Commission File No. 333-51569

                        PARAGON CORPORATE HOLDINGS INC.
                        -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                      Delaware                              34-1845312
                      --------                              ----------
           (State or other Jurisdiction of               (I.R.S. Employer
           Incorporation or Organization)              Identification No.)

                    CO-REGISTRANTS AND SUBSIDIARY GUARANTORS

A.B. Dick Company                     Delaware                  04-3892065
Curtis Industries, Inc.               Delaware                  13-3583725
Itek Graphix Corp.                    Delaware                  04-2893064
Curtis Sub, Inc.                      Delaware                  34-1737529


Paragon Corporate Holdings Inc.                  A.B. Dick Company
7400 Caldwell Avenue                             7400 Caldwell Avenue
Niles, Illinois 60714                            Niles, Illinois 60714
(847) 779-2500                                  (847) 779-1900

                            Curtis Industries, Inc.
                            6140 Parkland Boulevard
                            Mayfield Heights, Ohio 44124
                            (440) 446-9700

            Itek Graphix Corp.                  Curtis Sub, Inc.
            7400 Caldwell Avenue                6140 Parkland Boulevard
            Niles, Illinois 60714               Mayfield Heights, Ohio 44124
            (847) 779-1900                      (440) 446-9700

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

                      Yes ( X )                    No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

As of October 31, 1998, there were 1,000 shares of the registrant's Class A common stock outstanding.

As of October 31, 1998, there were 19,000 shares of the registrant's Class B common stock outstanding.


                                     INDEX

                        PARAGON CORPORATE HOLDINGS INC.

Part I   Financial Information                                                 Page Number

         Item 1     Financial Statements (Unaudited)...............................1

                    Condensed Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997.......................2

                    Condensed Consolidated Statements of Operations
                    Three Months ended September 30, 1998 and 1997
                    Nine Months ended September 30, 1998 and the period from
                         January 17, 1997 through September 30, 1997...............3

                    Condensed Consolidated Statements of Cash Flows
                    Nine Months ended September 30, 1998 and the period from
                         January 17, 1997 through September 30, 1997...............4

                    Notes to Condensed Consolidated Financial Statements........5-13

         Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations........................14-17

Part II  Other Information

         Item 2     Change in Securities.........................................18

         Item 6     Exhibits and Reports on Form 8-K.............................18

         Signatures..............................................................19


                         Part I. Financial Information

                    Item I. Financial Statements (Unaudited)


                                              PARAGON CORPORATE HOLDINGS INC.

                                           Condensed Consolidated Balance Sheets

                                                      (In thousands)
                                                                              September 30, 1998           December 31, 1997
                                                                              ------------------           -----------------
                                                                                  (Unaudited)
ASSETS:
Current Assets:
   Cash and cash equivalents                                                         $   7,043                  $   3,283
   Short-term investments                                                               27,506                      4,176
   Accounts receivable, net                                                             39,152                     37,821
   Inventories                                                                          48,359                     48,068
   Other                                                                                 1,484                      1,535
                                                                                     ---------                  ---------
      Total current assets                                                             123,544                     94,883

Property, plant and equipment, less
   accumulated depreciation                                                             14,095                      9,998
Goodwill                                                                                32,178                     32,072
Other assets                                                                             4,812                      1,122
                                                                                     ---------                  ---------

                                                                                     $ 174,629                  $ 138,075
                                                                                     =========                  =========


LIABILITIES AND STOCKHOLDER'S EQUITY:
Current liabilities:
   Accounts payable                                                                  $  16,838                  $  14,143
   Accrued expenses                                                                     28,216                     28,599
   Deferred service revenue                                                              6,992                      6,960
   Due to GEC                                                                            2,804                        945
   Restructuring and severance reserves                                                  1,158                      3,121
   Current portion of long-term debt                                                       748                      3,495
                                                                                     ---------                  ---------
      Total current liabilities                                                         56,756                     57,263

Senior Notes                                                                           115,000                       --
Long-term debt, less current portion                                                     1,170                     67,121
Retirement obligations                                                                   3,519                      3,451
Other long-term liabilities                                                              2,731                      3,109

Stockholder's equity:
   Common stock, no par value, Authorized
     2,000 shares of Class A (voting) and 28,000 shares of Class B
     (non-voting); issued and outstanding 1,000 shares of Class A and
     19,000 shares of Class B, at stated value                                               1                          1
   Paid-in capital                                                                          47                         47
   Retained earnings (deficit)                                                          (3,916)                     7,604
   Accumulated other comprehensive loss                                                   (679)                      (521)
                                                                                     ---------                  ---------
      Total stockholder's equity (deficit)                                              (4,547)                     7,131
                                                                                     ---------                  ---------

                                                                                     $ 174,629                  $ 138,075
                                                                                     =========                  =========

See notes to condensed consolidated financial statements.


                       PARAGON CORPORATE HOLDINGS INC.

                Condensed Consolidated Statements of Operations

                                (In thousands)






                                                                                                      Period from
                                                                                     Nine Months   January 17, 1997
                                                       Three Months Ended              Ended           through
                                              Sept. 30, 1998     Sept. 30, 1997    Sept. 30, 1998    Sept. 30, 1997
                                              --------------     --------------    --------------  ----------------
                                                          (Unaudited)                           (Unaudited)
NET REVENUE
Equipment                                        $  16,647          $  14,558          $  49,706          $  46,750
Service                                              6,174              6,944             19,375             20,879
Repair parts                                         4,024              3,885             12,053             11,643
Supplies                                            17,754             20,336             55,948             58,143
Automotive and industrial                           20,966               --               61,560               --
                                                ----------          ---------         ----------          ---------
Total net revenue                                   65,565             45,723            198,642            137,415

COST OF REVENUE
Equipment                                           12,732             10,876             36,931             33,664
Service                                              4,901              5,257             15,044             15,255
Repair parts                                         1,510              1,628              4,808              4,863
Supplies                                            12,002             13,917             37,070             39,148
Automotive and industrial                            8,812               --               26,134               --
                                                ----------          ---------         ----------          ---------
Total cost of revenue                               39,957             31,678            119,987             92,930
                                                ----------          ---------         ----------          ---------

Gross profit                                        25,608             14,045             78,655             44,485

COSTS AND EXPENSES
Sales and marketing expenses                        10,919              6,124             33,099             17,786
General and administrative expenses                  8,622              3,675             28,530             12,104
Research and development                               740                894              2,291              2,888
Depreciation and amortization                        1,421                285              4,036                970
Management fee                                         248                456              1,169              1,380
Relocation costs                                       931               --                1,840               --
                                                ----------          ---------         ----------          ---------
                                                    22,881             11,434             70,965             35,128
                                                ----------          ---------         ----------          ---------

Operating income                                     2,727              2,611              7,690              9,357
Interest expense, net                               (2,472)              (398)            (7,186)            (1,382)
Other income (expense)                                 (55)               134               (218)               153
                                                ----------          ---------         ----------          ---------
Income before foreign income
    taxes and extraordinary item                       200              2,347                286              8,128
Foreign income taxes                                    86                209                526                579
                                                ----------          ---------         ----------          ---------
Income (loss) before extraordinary item                114              2,138               (240)             7,549
Extraordinary item                                    --                 --                1,280               --
                                                ----------          ---------         ----------          ---------
Net income (loss)                                $     114          $   2,138          $  (1,520)         $   7,549
                                                ==========          =========         ==========          ==========




See notes to condensed consolidated financial statements.

                       PARAGON CORPORATE HOLDINGS INC.

                Condensed Consolidated Statements of Cash Flows

                                (In thousands)



                                                                                                     Period from
                                                                                                  January 17, 1997
                                                                        Nine Months Ended               through
                                                                        September 30, 1998        September 30, 1997
                                                                        ------------------        ------------------
                                                                                        (Unaudited)
Operating activities:
   Net income (loss)                                                         $  (1,520)             $   7,549
   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Extraordinary item                                                         1,280                   --
      Provision for depreciation and amortization                                4,007                    970
      Gain on sale of equipment                                                   (845)                  --
      Changes in operating assets and liabilities                                  374                  1,399
                                                                             ---------              ---------
Net cash provided by operating activities                                        3,296                  9,918


Investing activities:
   Accounts receivable used in connection with the
      acquisition of A.B. Dick Company                                            --                  (19,489)
   Purchases of property, plant and equipment                                   (6,255)                (1,349)
   Proceeds from sale of equipment                                                 858                   --
   Payments of acquisition liabilties                                           (2,525)                (1,108)
   Increase in short-term investments                                          (23,330)                  (251)
   Acquisition of businesses                                                    (1,095)                  --
                                                                             ---------              ---------
Net cash used in investing activities                                          (32,347)               (22,197)


Financing activities:
   Borrowings on revolving credit lines                                           --                   11,893
   Increase (decrease) in amounts due to GEC and affiliates                       (141)                   316
   Decrease in long-term borrowings                                            (40,614)                  --
   Proceeds from bond offering                                                 115,000                   --
   Payment of bond issue costs                                                  (5,192)                  --
   Payment on revolving credit lines                                           (26,084)                  --
   Dividend distribution                                                       (10,000)                  --
                                                                             ---------              ---------
Net cash provided by financing activities                                       32,969                 12,209
Effect of exchange rate changes on cash                                           (158)                  (368)
                                                                             ---------              ---------
Increase (decrease) in cash and cash equivalents                                 3,760                   (438)
Cash and cash equivalents at beginning of period                                 3,283                  2,150
                                                                             ---------              ---------

Cash and cash equivalents at end of period                                   $   7,043              $   1,712
                                                                             =========              =========




See notes to condensed consolidated financial statements.

                        Paragon Corporate Holdings Inc.

              Notes to Condensed Consolidated Financial Statements

A.  ORGANIZATION

Paragon Corporate Holdings Inc. ("the Company") commenced operations on January 17, 1997 through the acquisition on that date of the common stock of A.B. Dick Company and its wholly owned subsidiaries (collectively "A.B. Dick"), from General Electric Company Ltd. ("GEC"). The Company is a holding company with no independent operations or investments other than its investments in its subsidiaries, except that the Company has temporarily invested, at the holding company level, the residual proceeds from the Series A Notes. NES Group, Inc. is the sole stockholder of the Company. A. B. Dick is engaged in the manufacture, sale, distribution and service of offset presses, cameras and plate makers and related supplies for the graphic arts and printing industry.

In connection with the acquisition of A.B. Dick, restructuring reserves of $6.0 million were included in the purchase price allocation in accordance with the Company's business plans to substantially reorganize its operations. These reserves represent accruals for severance of administrative and operating employees and occupancy costs to be incurred in 1997 and 1998 for idle manufacturing and headquarters facilities prior to the relocation of operations in 1998. Through September 30, 1998, the Company has paid approximately $5.3 million of these expenses.

As of November 1, 1998, A. B. Dick has completed the physical relocation of its headquarters, distribution center and manufacturing activities, except for the press room chemical manufacturing which will be finalized during the first quarter of 1999.

On December 5, 1997, the Company acquired all the common stock of Curtis Industries, Inc. ("Curtis"), a national distributor of products to the automotive and industrial markets. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Curtis are included in the consolidated financial statements since the date of acquisition.

The following unaudited pro forma results of operations assume the acquisition of Curtis occurred on January 1, 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1997:

                                    Three months ended      Period from January 17, 1997
                                    September 30, 1997       through September 30, 1997
                                    ------------------      ----------------------------

Net revenues                             $ 66,134                     $197,391
Costs and expenses                         62,268                      184,366
Operating income                            3,866                       11,625
Net income                                  2,397                        6,903

B.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes of Paragon Corporate Holdings Inc. and subsidiaries for the year ended December 31, 1997, included in the Form S-4 Registration Statement (Registration Statement No. 333-51569) filed by the Company on July 17, 1998.

C.    USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

D.   ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires the Company's foreign currency translation adjustments to be included in other comprehensive income and the disclosure of total comprehensive income. The Company adopted Statement 130 in the first quarter of 1998 with no impact on net income or stockholder's equity. The components of comprehensive income for the three month and nine month periods ended September 30, 1998 and 1997 and period from January 17, 1997 through September 30, 1997 are as follows:

                                                                                             Period from
                                                                                           January 17, 1997
                                         Three months ended                Nine months          through
                                  September  30      September 30       ended September  30    September 30
                                      1998                1997                1998               1997
                                      ----                ----                ----               ----

Net income (loss)                   $   114             $ 2,138             $(1,520)            $ 7,549
Foreign currency translation
       adjustment                       (69)               (160)               (158)               (368)
                                    -------             -------             -------             -------


Comprehensive income (loss)         $    45             $ 1,978             $(1,678)            $ 7,181
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

         Inventories are summarized as follows:

                                                    September 30, 1998               December 31, 1997
                                                    ------------------               -----------------

     Raw materials and work in process                   $  8,330                         $  9,295
     Finished goods                                        40,740                           39,363
     LIFO reserve                                            (711)                            (590)
                                                         --------                         --------
                                                         $ 48,359                         $ 48,068
                                                         ========                         ========


F.    DEBT ISSUANCE AND SUBSEQUENT EVENT

On April 1, 1998, the Company issued $115 million of Series A Senior Notes due 2008. Interest on the notes is payable semi-annually in cash in arrears. The Senior Notes are redeemable at the option of the Company, in whole or in part, any time on or after 2003 subject to certain call premiums. The Senior Notes are guaranteed by the domestic subsidiaries of the Company and contain various restrictive covenants that, among other things, place limitations on the sale of assets, payment of dividends, incurring additional indebtedness and restrict transactions with affiliates. The proceeds from the notes, net of costs and expenses, were used to retire $70.4 million of existing debt and make a dividend distribution to the sole stockholder of $10.0 million.

Pursuant to a Prospectus dated July 22, 1998 the Company made an offer to exchange 9 5/8% Series B Notes due 2008 ("Series B Notes") for the $115 million of Series A Notes. On September 1, 1998, all of the Series A Notes were exchanged for Series B Notes pursuant to the exchange offer. The form and terms of the Series B Notes are the same as the form and terms of the Series A Notes, except that the Series B Notes have been registered under the Securities Act of 1933.

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

The Company has foreign subsidiaries located in Canada, the United Kingdom, Holland, Belgium and the Netherlands. For the nine months ended, September 30, 1998 and for the period January 17, 1997 through September 30, 1997, the Company recorded foreign income taxes of $0.5 million and $0.6 million respectively.

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

The Company's foreign subsidiaries are not guarantors of the Senior Notes. Summarized consolidating balance sheets as of September 30, 1998 and December 31, 1997 for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):

                                                      Combined          Combined
                                        The           Guarantor       Non-Guarantor
                                      Company       Subsidiaries      Subsidiaries     Eliminations           Total
                                     ---------      ------------      -------------    ------------        ----------
BALANCE SHEET DATA
(SEPTEMBER 30, 1998):
Current assets:
  Cash and cash equivalents          $      54         $   4,738        $   2,251         $    --           $   7,043
  Short-term investments                27,506              --               --                --              27,506
  Accounts receivable, net                --              29,691            9,461              --              39,152
  Inventories                             --              38,737            9,795              (173)           48,359
  Other                                     67               778              639              --               1,484
                                     ---------         ---------        ---------         ---------         ---------
Total current assets                    27,627            73,944           22,146              (173)          123,544

Property, plant and
   equipment, net                         --              13,163              932              --              14,095
Goodwill                                  --              32,115               63              --              32,178
Investment in subsidiary                75,426            13,803             --             (89,229)             --
Other assets                             4,792                12                8              --               4,812
Intercompany                             8,340              --               --              (8,340)             --
                                     ---------         ---------        ---------         ---------         ---------
                                     $ 116,185         $ 133,037        $  23,149         $ (97,742)        $ 174,629
                                     =========         =========        =========         =========         =========

Current liabilities:
  Accounts payable                   $    --           $  13,608        $   3,230         $    --           $  16,838
  Accrued expenses                       5,366            19,258            3,595                (3)           28,216
  Deferred service revenue                --               5,646            1,346              --               6,992
  Due to GEC                              --               2,804             --                --               2,804
  Restructuring and
     severance reserves                   --               1,158             --                --               1,158
  Intercompany                            --               7,754            1,621            (9,375)             --
  Current portion of long-
    term debt                             --                 748             --                --                 748
                                     ---------         ---------        ---------         ---------         ---------
Total current liabilities                5,366            50,976            9,792            (9,378)           56,756
Long-term debt, less
   current portion                        --               1,170             --                --               1,170
Senior Notes                           115,000              --               --                --             115,000
Retirement obligations                    --               3,525               (6)             --               3,519
Other long-term liabilities               --               2,731             --                --               2,731
Stockholder's equity (deficit)          (4,181)           74,635           13,363           (88,364)           (4,547)
                                     ---------         ---------        ---------         ---------         ---------

                                     $ 116,185         $ 133,037        $  23,149         $ (97,742)        $ 174,629
                                     =========         =========        =========         =========         =========



                                                      Combined         Combined
                                         The         Guarantor       Non-Guarantor
                                       Company      Subsidiaries     Subsidiaries        Eliminations           Total
                                      ---------     ------------     -------------       ------------         --------
BALANCE SHEET DATA
  (DECEMBER 31, 1997):
Current assets:
  Cash and cash equivalents           $      28        $   1,173         $   2,082         $    --               3,283
  Short-term investments                  4,176             --                --                --               4,176
  Accounts receivable, net                 --             29,230             8,778              (187)           37,821
  Inventories                              --             39,494             8,496                78            48,068
  Other                                    --                900               635              --               1,535
                                      ---------        ---------         ---------         ---------         ---------
Total current assets                      4,204           70,797            19,991              (109)           94,883

Property, plant and
   equipment, net                          --              9,351               647              --               9,998
Goodwill                                   --             32,008                64              --              32,072
Investment in subsidiary                 31,437           11,581              --             (43,018)             --
Deferred charges                            417              698                 7              --               1,122
Intercompany                               --              4,000              --              (4,000)             --
                                      ---------        ---------         ---------         ---------         ---------
                                      $  36,058        $ 128,435         $  20,709         $ (47,127)        $ 138,075
                                      =========        =========         =========         =========         =========

Current liabilities:
  Accounts payable                    $    --          $  11,475         $   2,668         $    --           $  14,143
  Accrued expenses                        3,227           22,345             2,430               597            28,599
  Deferred service revenue                 --              5,903             1,057              --               6,960
  Due to GEC                               --                945              --                --                 945
  Restructuring and
     severance reserves                    --              3,121              --                --               3,121
  Intercompany                            4,000             --                --              (4,000)             --
  Current portion of
     long-term debt                       1,000            2,495              --                --               3,495
                                      ---------        ---------         ---------         ---------         ---------
Total current liabilities                 8,227           46,284             6,155            (3,403)           57,263

Long-term debt,less
   current portion                       20,700           46,421              --                --              67,121
Retirement obligations                     --              3,414                37              --               3,451
Other long-term liabilities                --               --                --               3,109             3,109
Intercompany                               --             (1,155)            2,190            (1,035)             --
Stockholder's equity                      7,131           33,471            12,327           (45,798)            7,131
                                      ---------        ---------         ---------         ---------         ---------

                                      $  36,058        $ 128,435         $  20,709         $ (47,127)        $ 138,075
                                      =========        =========         =========         =========         =========


Summarized consolidating statements of income for the three months ended September 30, 1998 and 1997, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):


                                                      Combined         Combined
                                        The           Guarantor       Non-Guarantor
                                      Company        Subsidiaries     Subsidiaries     Eliminations        Total
                                     ---------       ------------     -------------    ------------      --------
INCOME STATEMENT DATA:
  (THREE MONTHS ENDED SEPTEMBER 30, 1998):
Net revenue                          $   --           $ 51,530         $ 14,140         $   (105)        $ 65,565
Cost of revenue                          --             30,565            9,480              (88)          39,957
                                     --------         --------         --------         --------         --------
Gross profit                             --             20,965            4,660              (17)          25,608
Total operating expenses                  140           18,352            4,389             --             22,881
                                     --------         --------         --------         --------         --------
Operating income (loss)                  (140)           2,613              271              (17)           2,727
Interest (expense), net                (2,282)            (213)              23             --             (2,472)
Other income (expense)                   --                125             (180)            --                (55)
                                     --------         --------         --------         --------         --------
Income (loss) before foreign
  income taxes                         (2,422)           2,525              114              (17)             200
Foreign income taxes                     --               --                 86             --                 86
                                     --------         --------         --------         --------         --------
Net income (loss)                    $ (2,422)        $  2,525         $     28         $    (17)        $    114
                                     ========         ========         ========         ========         ========







                                                   Combined         Combined
                                     The           Guarantor       Non-Guarantor
                                   Company        Subsidiaries     Subsidiaries      Eliminations        Total
                                   --------       ------------     -------------    --------------     ---------
INCOME STATEMENT DATA:
  (THREE MONTHS ENDED SEPT. 30, 1997):
Net revenue                        $   --           $ 35,415         $ 10,308        $      --          $ 45,723
Cost of revenue                        --             24,423            7,255               --            31,678
                                   --------         --------         --------        -----------        --------
Gross profit                           --             10,992            3,053               --            14,045
Total operating expenses                  6            8,797            2,631               --            11,434
                                   --------         --------         --------        -----------        --------
Operating income (loss)                  (6)           2,195              422               --             2,611
Interest (expense), net                  85             (527)              44               --              (398)
Other income                           --                  1              133               --               134
                                   --------         --------         --------        -----------        --------
Income before foreign
   income taxes                          79            1,669              599               --             2,347
Foreign income taxes                   --               --                209               --               209
                                   --------         --------         --------        -----------        --------
Net income                         $     79         $  1,669         $    390        $      --          $  2,138
                                   ========         ========         ========        ===========        ========

Summarized consolidating statements of income for the nine months ended September 30, 1998 and the period from January 17, 1997 through September 30, 1997, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):

                                                      Combined         Combined
                                       The            Guarantor      Non-Guarantor
                                    Company         Subsidiaries     Subsidiaries       Eliminations          Total
                                   ---------        ------------     ------------       ------------       ----------
INCOME STATEMENT DATA:
  (NINE MONTHS ENDED SEPT. 30, 1998):
Net revenue                        $    --           $ 154,401         $  44,500         $    (259)        $ 198,642
Cost of revenue                         --              90,723            29,528              (264)          119,987
                                   ---------         ---------         ---------         ---------         ---------
Gross profit                            --              63,678            14,972                 5            78,655
Total operating expenses                 288            57,051            13,626              --              70,965
                                   ---------         ---------         ---------         ---------         ---------
Operating income (loss)                 (288)            6,627             1,346                 5             7,690
Interest (expense), net               (5,477)           (1,834)              125              --              (7,186)
Other income (expense)                  --                  16              (234)             --                (218)
                                   ---------         ---------         ---------         ---------         ---------
Income (loss) before foreign
   income taxes and
   extraordinary item                 (5,765)            4,809             1,237                 5               286
Foreign income taxes                    --                --                 526              --                 526
                                   ---------         ---------         ---------         ---------         ---------
Income (loss) before
   extraordinary item                 (5,765)            4,809               711                 5              (240)
Extraordinary item                       170             1,110              --                --               1,280
                                   ---------         ---------         ---------         ---------         ---------
Net income (loss)                  $  (5,935)        $   3,699         $     711         $       5         $  (1,520)
                                   =========         =========         =========         =========         =========




                                                     Combined        Combined
                                       The           Guarantor     Non-Guarantor
                                     Company       Subsidiaries    Subsidiaries       Eliminations          Total
                                    ---------      ------------    -------------      -------------       ---------
INCOME STATEMENT DATA:
 (PERIOD FROM JANUARY 17, 1997
  THROUGH SEPT. 30, 1997):
Net revenue                         $    --          $ 106,905        $  30,510       $        --         $ 137,415
Cost of revenue                          --             71,443           21,487                --            92,930
                                    ---------        ---------        ---------       -------------       ---------
Gross profit                             --             35,462            9,023                --            44,485
Total operating expenses                   22           27,623            7,483                --            35,128
                                    ---------        ---------        ---------       -------------       ---------
Operating income (loss)                   (22)           7,839            1,540                --             9,357
Interest (expense), net                  (165)          (1,312)              95                --            (1,382)
Other income (expense)                   --                (68)             221                --               153
                                    ---------        ---------        ---------       -------------       ---------
Income (loss) before  foreign
  income  taxes                          (187)           6,459            1,856                --             8,128
Foreign income taxes                     --               --                579                --               579
                                    ---------        ---------        ---------       -------------       ---------
Net income (loss)                   $    (187)       $   6,459        $   1,277       $        --         $   7,549
                                    =========        =========        =========       =============       =========


Summarized consolidating statements of cash flows for the nine months ended September 30, 1998 and the period from January 17, 1997 through September 30, 1997, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):



                                                                Combined        Combined
                                                     The        Guarantor     Non-Guarantor
                                                   Company    Subsidiaries     Subsidiaries   Eliminations      Total
                                                 ----------   ------------    -------------   ------------    ----------
CASH FLOW DATA:
  (NINE MONTHS ENDED SEPTEMBER 30, 1998):
Net cash provided by (used in)
   operating activities                          $  (3,630)     $   5,582      $   1,344      $      --       $   3,296

Investing activities:
   Purchases of property, plant and
     equipment                                        --           (6,186)           (69)           (69)         (6,255)
   Proceeds from sale of equipment                    --              858           --               --             858
   Payment of acquisition liabilities                 --           (2,525)          --               --          (2,525)
   Increase in short-term investments              (23,330)          --             --               --         (23,330)
   Acquisition of businesses                          --             (233)          (862)            --          (1,095)
                                                 ---------      ---------      ---------      -----------     ---------
Net cash used in investing activities              (23,330)        (8,086)          (931)            --         (32,347)

Financing activities:
   Decrease in amounts due to GEC
     and affiliates                                   --             (141)          --               --            (141)
   Decrease in long-term borrowings                (20,014)       (20,600)          --               --         (40,614)
   Proceeds from bond offering                     115,000           --             --               --         115,000
   Payment of bond issue costs                      (5,192)          --             --               --          (5,192)
   Payment on revolving credit lines                  --          (26,084)          --               --         (26,084)
   Intercompany                                    (52,808)        52,812             (4)            --            --
   Dividend distribution                           (10,000)          --             --               --         (10,000)
                                                 ---------      ---------      ---------      -----------     ---------
Net cash provided by (used in)
   financing activities                             26,986          5,987             (4)            --          32,969
Effect of exchange rate changes on cash               --               82           (240)            --            (158)
                                                 ---------      ---------      ---------      -----------     ---------
Increase in cash and cash equivalents                   26          3,565            169             --           3,760
Cash and cash equivalents at beginning
   of period                                            28          1,173          2,082             --           3,283
                                                 ---------      ---------      ---------      -----------     ---------
Cash and cash equivalents at end of
   period                                        $      54      $   4,738      $   2,251      $      --       $   7,043
                                                 =========      =========      =========      ===========     =========






                                                         Combined         Combined
                                              The        Guarantor     Non-Guarantor
                                            Company     Subsidiaries    Subsidiaries       Eliminations      Total
                                           ---------    ------------   -------------       ------------    ---------

CASH FLOW DATA:
(PERIOD FROM JANUARY 17, 1997 THROUGH
 SEPTEMBER 30, 1997):

Net cash provided by operating
   activities                              $    163       $  6,579       $  3,176          $     --        $  9,918

Investing activities:
   Purchases of property, plant and
     equipment                                 --             (928)          (421)               --          (1,349)
   Accounts receivable used in
     connection with acquisition               --          (19,489)          --                  --         (19,489)
   Payment of acquisition liabilities          --           (1,108)          --                  --          (1,108)
   Increase in short-term investments          (251)          --             --                  --            (251)
                                           --------       --------       --------          ----------      --------
Net cash used in investing activities          (251)       (21,525)          (421)               --         (22,197)

Financing activities:
   Borrowings on revolving credit lines        --           11,893           --                  --          11,893
   Increase in amounts due to GEC
        and affiliates                         --              316           --                  --             316
   Intercompany                                --            1,569         (1,569)               --            --
                                           --------       --------       --------          ----------      --------
Net cash provided by (used in)
   financing activities                        --           13,778         (1,569)               --          12,209
Effect of exchange rate changes on cash        --               28           (396)               --            (368)
                                           --------       --------       --------          ----------      --------
Increase (decrease) in cash and cash
   equivalents                                  (88)        (1,140)           790                --            (438)
Cash and cash equivalents at beginning
   of period                                    100          1,601            449                --           2,150
                                           --------       --------       --------          ----------      --------
Cash and cash equivalents at end of
   period                                  $     12       $    461       $  1,239          $     --         $ 1,712
                                           ========       ========       ========          ==========      ========



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

GENERAL

The Company, through its two wholly-owned subsidiaries, Curtis Industries, Inc. ("Curtis") and A.B. Dick Company ("A.B. Dick") is engaged in (i) the distribution of automotive and industrial supplies and (ii) the manufacture and distribution of printing equipment and supplies. The Company's distribution business supplies consumable, high margin, multiple-purpose products used in the automotive and industrial markets, with an increasing focus on providing value-added logistics services. The Company's printing equipment and supplies business is a leading manufacturer and marketer of printing products for the global quick print and small commercial graphics markets.

The Company acquired all of the capital stock of A.B. Dick on January 17, 1997. The Company acquired all of the capital stock of Curtis on December 5, 1997. The acquisitions were accounted for as purchases and the results of operations include the Company, A.B. Dick and Curtis from the dates of their respective acquisitions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30 1998, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997:

NET REVENUE

Net revenue increased $ 19.9 million or 43.5% to $65.6 million in 1998 from $45.7 million in 1997. The increase was principally due to the acquisition of Curtis, which accounted for $21.0 million in sales for the quarter. Printing equipment sales were up $2.1 million or 14.3% over the prior year to $16.6 million. The increase was primarily due to increased domestic sales of press equipment of $2.2 million offset by an international sales decrease of $0.1 million, due to the weaknesses in the Asian markets. Supplies sales were down $2.6 million to $17.8 million due to the impact of the discontinuance of certain domestic equipment lines and the introduction of a new plate product by a competitor in the pre-press market. The Company is presently pursuing other supply products. Service revenues decreased by $0.8 million primarily due to the discontinuance of the Konica copier equipment line and a trend among customers to switch from preventive service contracts to purchased service calls.

GROSS PROFIT

Gross profit increased $11.6 million or 82.3% in 1998 as compared to 1997. Gross profit margin percentage was 39.1% during 1998 compared to 30.7% for the same period last year. The addition of the Curtis business accounted for $12.2 million of the increase in gross margin dollars and the significant improvement in the gross margin as a percentage of revenues. The A.B. Dick margins decreased by $0.6 million and gross margin as a percent of revenue was reduced approximately 0.5% due to change in the mix of sales of the various products and services.

COSTS AND EXPENSES

Costs and expenses increased by $11.5 million to $22.9 million from $11.4 million from the year earlier. The acquisition of Curtis contributed $10.8 million to the increase while cost saving programs and consolidation of activities at A. B. Dick reduced costs and expenses by $0.3 million. A portion of the decrease is attributable to the change in the basis of the calculation of the management fee. This was offset by relocation expenses and corporate administrative expenses of $0.9 million and $0.1 million, respectively, during 1998.

OPERATING INCOME

Operating income increased $0.1 million or 3.8% to $2.7 million in 1998 from $2.6 million in 1997. The 1998 amount includes operating income from Curtis of $1.3 million. The operating income generated by A. B. Dick decreased by approximately $0.9 million due to the relocation of its facilities and approximately $0.3 million as result of the decline in sales revenues and change in mix of products sold.

Although there can be no guarantee of future forecasts and prospects, based on the Company's current financial forecast which included consideration for future cost savings, the international markets and the general U. S. economy, management believes that operating income before interest, taxes, depreciation and amortization, and other income (expense) will increase for the second half of 1998 over the first half of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THE PERIOD FROM JANUARY 17, 1997 THROUGH SEPTEMBER 30, 1997:

PRESENTATION

The financial statements presented in this document include comparative 1997 financial statements for the Company, which include the operations of the acquired subsidiaries from their respective date of acquisition. A.B. Dick was acquired on January 17, 1997 and Curtis was acquired on December 5, 1997. The historical 1997 income statement and other financial information for the Company refer to the 36-week period from January 17, 1997 through September 30, 1997.

NET REVENUE

Net revenue increased $61.2 million or 44.5% from $137.4 for 1997 to $198.6 million for 1998. The increase was principally due to the acquisition of Curtis, which accounted for $61.6 million in sales for the nine months ended September 30, 1998. Printing equipment sales were up $3.0 million or 6.3% over the prior year to $49.7 million primarily due to increases in the domestic sales of press equipment. Supplies sales were down $2.2 million or 3.8% to $55.9 million in 1998 compared to $58.1 million in 1997. The discontinuance of certain domestic equipment lines and the introduction of a new plate product by a competitor in the pre-press market are the principal reasons for the revenue decline. Service revenues decreased by $1.5 million primarily due to the discontinuance of the Konica copier equipment line and a trend among customers to switch from preventive service contracts to purchased service calls. Repair parts sales increased by $0.4 million.

GROSS PROFIT

Gross profit was $78.7 million compared to $44.5 million from the prior year. The increase of $34.2 million or 76.9% was principally due to the acquisition of Curtis, which had a gross margin of $35.4 million for the nine months ended September 30, 1998. Gross profit margin percentage was 39.6% during 1998 compared to 32.4% for the same period last year. The addition of the Curtis business accounted for the significant improvement in the gross margin as a percentage of revenues. The

A. B. Dick margins decreased by $1.2 million or 0.9% as a percent of revenue primarily due to the change in the mix of sales of the various products and services.

COSTS AND EXPENSES

Costs and expenses increased by $35.9 million to $71.0 million in 1998 from $35.1 million for the period January 17, 1997 through September 30, 1997. The acquisition of Curtis contributed $33.1 million to the increase in costs and expenses. Relocation expenses and corporate administrative expenses were $2.1 million during 1998.

OPERATING INCOME

Operating income decreased $1.7 million or 18.1% from $9.4 million in 1997 to $7.7 million in 1998. In 1998 the amount includes operating income from Curtis of $2.4 million. The operating income generated in 1998 by A. B. Dick decreased by $1.8 million due to the relocation of its facilities and approximately $2.3 million due to the change in the mix of product sales and services from the period January 17, 1997 to September 30, 1997.

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

The Company expects to complete its Year 2000 activities within a timeframe that will enable its information systems to function without significant disruption in Year 2000. In addition, the Company is in the process of obtaining assurances from third parties that are critical to its business, such as customers and vendors, regarding their Year 2000 compliance. If assurances are not received from critical vendors regarding their Year 2000 compliance, the Company will seek alternative sources. Failure of the Company or such third parties to achieve Year 2000 compliance can result in disruption of the Company's operations that could have a material adverse effect on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3.3 million and $9.9 million for the nine months ended September 30, 1998 and the period from January 17, 1997 to September 30, 1997, respectively. The decrease in net cash provided by operating activities in 1998 was principally the result of decreased net income and a net decrease in operating assets and liabilities of $0.4 million. The decline in net income is mainly due to increased interest costs as a result of the issuance of $115.0 million of senior notes on April 1, 1998 and the facilities relocation costs incurred by A. B. Dick. Net cash provided from operating activities in 1997 was principally the result of net income of $7.5 million and a decrease in net operating assets and liabilities of $1.4 million.

The net cash used in investing activities was $32.3 million and $22.2 for the nine months ended September 30, 1998 and the period from January 17, 1997 to September 30, 1997, respectively. The 1998 amounts include an increase in short-term investments of $23.3 million, property, plant and equipment purchases of $6.3 million and payments on acquisition related liabilities of $2.5 million. Proceeds from the disposition of fixed assets related to the A.
B. Dick relocation provided approximately $0.8 million in cash and $1.1 million was used for the acquisition of new businesses. The primary components of the 1997 investing activities were $19.5 million for accounts receivable related to the A.B. Dick acquisition, $1.3 million for property, plant and equipment purchases and $1.1 million for payment of acquisition related liabilities.

Net cash provided by financing activities was $33.0 million and $12.2 million for the nine months ended September 30, 1998 and the period from January 17, 1997 to September 30, 1997, respectively. The net cash provided by financing activities in 1998 is the result of the issuance of the $115.0 million of senior notes, offset by the reduction of long-term borrowings of $40.6 million and reduction of revolving lines of credit by $26.1 million. The bond issuance costs paid were $5.2 million and the Company made a dividend distribution to its sole stockholder in the amount of $10.0 million. The 1997 net cash from financing activities was principally from increases in borrowings on the revolving lines of credit.

The Company's primary capital requirements (excluding acquisitions) consist of capital expenditures and debt service. The Company expects current financial resources and funds from continuing operations to be adequate to meet current cash requirements. At September 30, 1998 the Company had cash, cash equivalents and short-term investments of $34.5 million and unused credit facilities of $28.5 million available for its use.

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

                           Part II. Other Information

Item 2.    Changes in Securities

           During the three month period ended June 30, 1998, the registrant on April 1, 1998, sold for cash $115,000,000 of 9 5/8% Series A Senior Notes due April 1, 2008. The initial purchasers of the Notes were Donaldson, Lufkin & Jenrette Securities Corporation and CIBC Oppenheimer. The aggregate offering price was $115,000,000 with aggregate discounts and commission of $3,450,000. Exemption from registration was under section 4(2) of the Securities Act of 1933.

           On July 17, 1998, the Company filed Amendment No. 2 to the Form S-4 Registration Statement with the Securities and Exchange Commission. The Registration Statement set forth terms of an offer to Exchange Series B Senior Notes for Series A Senior Notes. Pursuant to such Offer on September 1, 1998, all of the Series A Senior Notes were exchanged for Series B Senior Notes.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits - See index of exhibits

           (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998

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



Date:  November 13, 1998

                        PARAGON CORPORATE HOLDINGS INC.
                                   FORM 10-Q
                               INDEX OF EXHIBITS


  Exhibit
  Number     Description of Exhibit
  ------     ----------------------

    3.1      Certificate of Incorporation of Paragon Corporate Holdings Inc., as currently in effect.    *
    3.2      By-Laws of Paragon Corporate Holdings Inc. as currently in effect                           *
    3.3      Certificate of Incorporation of A.B. Dick Company, as currently in effect                   *
    3.4      By-Laws of A.B. Dick Company, as currently in effect.                                       *
    3.5      Certificate of Incorporation of Curtis Industries, Inc. as currently in effect.             *
    3.6      By-Laws of Curtis Industries, Inc. as currently in effect.                                  *
    3.7      Certificate of Incorporation of Itek Graphix Corp., as currently in effect.                 *
    3.8      By-Laws of Itek Graphix Corp., as currently in effect.                                      *
    3.9      Certificate of Incorporation of Curtis Sub, Inc., as currently in effect.                   *
   3.10      By-Laws of Curtis Sub, Inc., as currently in effect.                                        *
    4.1      Indenture, dated as of April 1, 1998, among Paragon Corporate Holdings Inc., A.B. Dick      *
             Company, Curtis Industries, Inc., Itek Graphix Corp., Curtis Sub, Inc and Norwest Bank
             Minnesota, National Association, as Trustee (containing, as exhibits, specimens of the
             Series A Notes and the Series B Notes).
    4.2      Purchase Agreement, dated as of March 27, 1998, among Paragon Corporate Holdings Inc.,      *
             A.B. Dick Company, Curtis Industries, Inc., Itek Graphix Corp., Curtis Sub, Inc., and
             Donaldson. Lufkin & Jenrette Securities Corporation and CIBC Oppenheimer Corp., as
             Initial Purchasers, relating to the Series A Notes.
    4.3      Registration Rights Agreement, dated as of April 1, 1998, among Paragon Corporate           *
             Holdings Inc., A.B. Dick Company, Curtis Industries, Inc., Itek Graphix Corp.,
             Curtis Sub, Inc., and Donaldson. Lufkin & Jenrette Securities Corporation and
             CIBC Oppenheimer Corp., as Initial Purchasers.
    4.4      Credit and Security Agreement, dated as of April 1, 1998 between Paragon Corporate          *
             Holdings Inc. and Key Corporate Capital Inc.
   10.1      Agreement and Plan of Merger, dated as of November 6, 1997, among Paragon Corporate         *
             Holdings Inc., Curtis Industries, Inc. and Curtis Acquisition Group.
   10.2      Stock Purchase Agreement, dated as of December 19, 1996, between                            *
             Paragon Corporate Holdings Inc. and GEC Incorporated.
   10.3      Management Agreement, dated as of April 1, 1998, between Paragon Corporate Holdings Inc.    *
             and NESCO, Inc.
   10.4      Tax Payment Agreement, dated as of April 1, 1998, among Paragon Corporate Holdings Inc.,    *
             A.B. Dick Company, Curtis Industries, Inc., Itek Graphix Corp., Curtis Sub, Inc. and
             NES Group, Inc.
   10.5      Agreement dated November 10, 1995 between A.B. Dick Company and Gerald J McConnell.         *
   10.6      Severance and Non-Competition Agreement dated February 28, 1996 between Curtis              *
             Industries, Inc. and A. Keith Drewett.
   10.7      Severance and Non-Competition Agreement dated February 28, 1996 between Curtis
             Industries, Inc. and Maurice P. Andrien, Jr. as amended April 22, 1998.
   10.8      Agreement dated July 2, 1998 among Curtis Industries, Inc. Paragon Holdings Inc. and       **
             A. Keith Drewett.
    27       Financial Data Schedule


*   Incorporated by reference from Form S-4 Registration Number 333-51569 filed under the Securities Act of 1933, as amended
**  Incorporated by reference from Amendment No. 2 to Form S-4 Registration Number 333-51569 filed
    July 17, 1998 under the Securities Act of 1933, as amended