Form 10-K405
period 1998-12-31
PARAGON CORPORATE HOLDINGS INC; DICK A B CO; CURTIS INDUSTRIES INC/NEW/; ITEK GRAPHIX CORP; CURTIS SUB INC
filed 1999-03-31
CIK 1060513, 28761, 868415, 1060514, 1060515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934

                   For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________



                          Commission File No. 333-51569

                         PARAGON CORPORATE HOLDINGS INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                         34-1845312
             --------                                         ----------
  (State or other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                         Identification No.)

                    CO-REGISTRANTS AND SUBSIDIARY GUARANTORS

A.B. Dick Company                       Delaware                      04-3892065
Curtis Industries, Inc.                 Delaware                      13-3583725
Itek Graphix Corp.                      Delaware                      04-2893064
Curtis Sub, Inc.                        Delaware                      34-1737529


Paragon Corporate Holdings Inc.       A.B. Dick Company           Curtis Industries, Inc.
7400 Caldwell Avenue                  7400 Caldwell Avenue        6140 Parkland Boulevard
Niles, Illinois 60714                 Niles, Illinois 60714       Mayfield Heights, Ohio 44124
(847) 779-2500                        (847) 779-1900              (440) 446-9700

              Itek Graphix Corp.                  Curtis Sub, Inc.
              7400 Caldwell Avenue                6140 Parkland Boulevard
              Niles, Illinois 60714               Mayfield Heights, Ohio 44124
              (847) 779-1900                      (440) 446-9700

   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes ( X )                            No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1999 was $-0-.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

As of March 15, 1999, there were 1,000 shares of the registrant's Class A common stock outstanding.

As of March 15, 1999, there were 19,000 shares of the registrant's Class B common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PARAGON CORPORATE HOLDINGS INC.
                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS



  ITEM                                                                    PAGE
 NUMBER                                                                   NUMBER
 ------                                                                   ------


                                     PART I

       1  BUSINESS                                                           3

       2  PROPERTIES                                                         5

       3  LEGAL PROCEEDINGS                                                  5

       4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                                            6

                                     PART II

      5  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS                                                 6

      6  SELECTED FINANCIAL DATA                                             6

      7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                 8

      7a QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         14

      8  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA                         14

      9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                37

                                   PART III

     10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 37

     11  EXECUTIVE COMPENSATION                                             38

     12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     40

     13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     40

                                    PART IV

     14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON FORM 8-K   43

     15  SIGNATURES                                                         44

     16  INDEX OF EXHIBITS                                                  45


                                     PART I
ITEM 1.  BUSINESS

GENERAL

Paragon Corporate Holdings Inc. (hereinafter referred to as the "Company") is a holding company organized in September 1996 under the Delaware General Corporation law. The Company conducts all of its business through its subsidiaries.

The Company commenced operations on January 17, 1997 through the acquisition on that date of the common stock of A.B. Dick Company and its wholly owned subsidiaries (collectively "A.B. Dick"), from General Electric Company Ltd. ("GEC"). A.B. Dick is engaged in the manufacture, sale, distribution and service of offset presses, cameras and plate makers and related supplies for the graphic arts and printing industry. On December 5, 1997, the Company acquired all of the common stock of Curtis Industries, Inc. ("Curtis"), a national distributor of products to the automotive and industrial markets.

The Company's printing equipment and supplies business segment is a leading manufacturer of printing products for the global quick print and small commercial printing markets. This business has three product lines: (i) pre-press, press and other related equipment, (ii) supplies, and (iii) after-market repair service and replacement parts. The Company manufactures its own products that are sold under the A. B. Dick(R) and Itek Graphix(R) brand names, and distributes certain products manufactured by third parties. The Company's printing equipment and supplies business segment sells its products and services through a network of branches and independent distributors in the United States, its subsidiaries in Canada, the United Kingdom, the Netherlands and Belgium and independent distributors in other countries.

The Company's automotive and industrial supplies distribution business segment supplies a wide range of products including (i) automotive security products, key cutting equipment and key blanks, and non-model specific automotive parts and (ii) maintenance, repair and operating supplies, including fasteners, connectors, chemicals and tools. The Company generally markets its products under its proprietary brand names, Curtis(R) and Mechanics Choice(R). Customers of the Company's distribution business include independent auto dealerships and industrial accounts throughout the U.S., Canada and the United Kingdom.

ACQUISITIONS

The Company's acquisition strategy is to conclude acquisitions that will add complementary product lines, expand its technological capabilities, broaden its geographic reach or otherwise support its business strategy. There can be no assurance that the Company will be successful in consummating any acquisition on terms favorable to the Company, if at all. During 1998, the Company consummated two small transactions which added complementary pre-press products and supplies and strengthened the Company's foreign distribution of its printing equipment and supplies business.

CUSTOMERS

The Company's printing equipment and supplies products are marketed to commercial, franchise and independent print shops, in-plant print shops and governmental and educational institutions throughout the world. Customers for printing supplies include franchisees of national quick print chains, independent quick print shops and small commercial shops and check printers. The Company's automotive and industrial supplies distribution products are marketed to fleet operators, independent auto dealerships, selected retail outlets and industrial accounts throughout the world. The Company's printing products are sold to more than 10,000 customers and its automotive and industrial distribution products to more than 55,000 customers, with no one customer accounting for more than 1.6% of the Company's 1998 net revenues. The Company believes this diversity in its client base minimizes its reliance on any one customer.

COMPETITION

The Company's printing equipment and supplies business competes, with respect to its manufactured products, against a number of other manufacturers of pre-press equipment and offset presses and with re-sellers of used presses, primarily on the basis of quality and price. Some of these competitors have significantly greater financial and other resources than the Company. The Company's pre-press and offset press equipment also competes, to a limited extent, with alternate technologies such as color laser printers, copiers and other duplicating equipment. In addition, in the markets for supplies, service and parts, the Company competes against a wide variety of national, regional and local distributors of graphic arts and printing supplies and related service, primarily on the basis of availability and service.

The Company's distribution business competes with OEMs and other national distributors, as well as a large number of regional and local distributors. Because of the similarity of product types, competitive advantage among national distributors is determined primarily by sales representative performance and reliability, product presentation, product quality, order fill rate, breadth of product line, speed of delivery and, to a lesser extent, price. Regional and local distributors also compete with the Company on the basis of these factors, but price and delivery are more important factors at this level.

SUPPLIERS

All materials used by the Company's printing equipment and supplies business to manufacture products are readily available in the marketplace, and the Company is not dependent upon any single supplier for any materials essential to the manufacture of any of these products. The Company has been able to obtain an adequate supply of raw materials and no shortage of raw materials is currently anticipated.

The Company's distribution business distributes products from a large and diverse supply base. In 1998, based on the Company's net revenues, no single supplier accounted for more than 5.6% of the Company's supply of products.

BACKLOG

Backlog at December 31, 1998 was $3.3 million, an increase of $0.6 million, or 22.2% from $2.7 million at December 31, 1997. The increase is primarily due to the timing of shipment of certain presses acquired from a third party manufacturer. The Company expects the majority of the backlog to ship during 1999. Since a majority of the orders in the automotive and industrial supplies distribution business are shipped within 24 hours of receipt of the order, no significant backlog exists for these products at December 31, 1998 or 1997.

EMPLOYEES

As of December 31, 1998, the Company had approximately 1,900 employees, approximately 1,370 of whom were located in the United States. The Company believes its relations with its employees are good. The Company's employees are not subject to collective bargaining agreements.

ENVIRONMENTAL AND HEALTH SAFETY MATTERS

The Company is subject to a variety of environmental standards imposed by federal, state, local and foreign environmental laws and regulations. The Company also is subject to the federal Occupational Health and Safety Act and similar foreign and state laws. The Company periodically reviews its procedures and policies for compliance with environmental and health and safety laws and regulations and believes that it is in substantial compliance with all such material laws and regulations applicable to its operations. Historically, the costs of compliance with environmental, health and safety requirements have not been material to the Company's Subsidiaries.

ITEM 2.  PROPERTIES.

The Company conducts its operations through the following primary facilities:


                                    APPROX.                 PRINCIPAL                   OWNED/
LOCATION                          SQ. FOOTAGE               FUNCTION                    LEASED
UNITED STATES:
     Niles, Illinois                 54,000         Headquarters;  Administration      Leased(1)
     Niles, Illinois                156,000         Manufacturing; warehouse           Leased (2)
     Des Plaines, Illinois           87,000         Warehouse                          Leased (3)
     Rochester, New York            194,000         Manufacturing                      Leased (4)
     Shelbyville, Kentucky          100,000         Warehouse; packaging plant         Owned
     Atlanta, Georgia                60,000         Warehouse                          Leased (5)
     Sparks, Nevada                  50,000         Warehouse                          Owned
     Mayfield Heights, Ohio          34,000         Administration                     Leased (6)
CANADA:
     Rexdale, Ontario                67,000         Administration; warehouse          Owned
     Mississauga, Ontario            38,000         Administration; warehouse          Leased (7)
UNITED KINGDOM:
     Brentford,                      26,000         Administration; warehouse          Leased (8)
     Andover                         15,000         Administration; warehouse          Leased (9)
BELGIUM:
     Brussels                        11,000         Administration; warehouse          Leased (10)
THE NETHERLANDS:
     Maarssen                        25,000         Administration; warehouse          Leased (11)


-----------------
(1)   Expires in July, 2008.
(2)   Expires in July, 2008.
(3)   Expires in August, 2003.
(4)   Expires in April, 2007.
(5)   Expires in February, 2000.
(6)   Expires in November, 2006.
(7)   Expires in August, 2001.
(8)   Expires in September, 2003.
(9)   Expires in November, 2012.
(10)  Expires in December, 2004.
(11)  Expires in April, 2003.

The Company believes that all of its property and equipment is in a condition appropriate for its operations and that it has sufficient capacity to meet its current operational needs.

ITEM 3.  LEGAL PROCEEDINGS.

On April 30, 1997, four former and current distributors of A. B. Dick filed a suit against A.B. Dick alleging, among other things, breach of distributorship contracts and unfair and deceptive trade practices. The plaintiffs allege that the former parent of A.B. Dick decided to exit the U.S. market for printing equipment and related supplies and services by the sale or closing of A.B. Dick and as part of such plan pursued strategies designed to eliminate or significantly weaken A.B. Dick distributors engaged under distributorship contracts during the four year period ended April 30, 1997. The Company intends to vigorously defend this case although there can be no assurance as to the eventual outcome.

GEC Incorporated has agreed to fully indemnify the Company against all costs and liabilities in connection with any litigation that is pending or may be brought against A.B. Dick and arises out of events occurring prior to the closing of the A.B. Dick acquisition, including the case mentioned in the previous paragraph, for all amounts in excess of $250,000 up to an aggregate liability of $15,000,000.

In addition, both A.B. Dick and Curtis are parties to routine litigation incidental to their businesses, some of which is covered by insurance. The Company does not believe that any such pending litigation will have a material adverse effect upon its results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended December 31, 1998, NES Group, Inc., the Company's sole shareholder, by written consent, re-elected all members of the Company's Board of Directors.


                                    PART II.
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company is a direct wholly-owned subsidiary of NES Group, Inc. There is no established public trading market for the Company's common stock. As of March 15, 1999, the Company had one shareholder. The Company paid a cash dividend during fiscal 1998 in the amount of $10.0 million. The Company paid no dividends in 1997. See Note F, "Financing Agreements," to the Consolidated Financial Statements, Part II, Item 8, for limitations on dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents (i) consolidated financial data of the Company for the year ended December 31, 1998 and for the period from January 17, 1997 through December 31, 1997 (ii) consolidated financial data of A.B. Dick for the period from April 1, 1996 through January 16, 1997 and for the year ended March 31, 1996, which have been derived from the audited consolidated financial statements of A.B. Dick; and (iii) unaudited consolidated financial data of A.B. Dick for the year ended March 31, 1995 which was derived from the unaudited consolidated financial statements of A.B. Dick. In the opinion of management, the unaudited financial data of A.B. Dick for the year ended March 31, 1995 includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such data. The Company believes that the financial data of A. B. Dick for the periods prior to January 17, 1997, the date on which
A. B. Dick was acquired by the Company (the "Acquisition Date"), is not comparable in certain respects with the financial data of A. B. Dick subsequent to such date. Prior to the Acquisition Date, A. B. Dick maintained a defined benefit pension plan for its manufacturing employees. This plan was overfunded as of March 31, 1995 and, therefore, in accordance with FASB Statement No. 87, "Employers' Accounting for Pensions," pension credits of $5.1 million were recognized for the fiscal year ended March 31, 1996 and $7.0 million were recognized for the period from April 1, 1996 through January 16, 1997. In connection with the sale of A. B. Dick on January 16, 1997, GEC assumed all existing obligations under this plan. Prior to the Acquisition Date, A. B. Dick also provided post-retirement health care benefits to certain retirees. Net periodic post-retirement benefit costs of approximately $4.7 million for the fiscal year ended March 31, 1996 and approximately $3.5 million for the period April 1, 1996 through January 16, 1997 were allocated to A. B. Dick by GEC based upon actuarial valuations in accordance with FASB statement No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions." In connection with the sale of A. B. Dick on January 16, 1997, GEC Incorporated assumed all existing obligations under the post-retirement health care benefits plan. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements as described elsewhere herein.

TABLE 1


                                                         THE COMPANY                     A. B. DICK (PREDECESSOR COMPANY)
                                                --------------------------------  -------------------------------------------------
                                                 Fiscal Year      Jan. 17, 1997     April 1, 1996
                                                    Ended            Through           Through                Fiscal Year
                                                   Dec. 31,          Dec. 31,          Jan. 16,             Ended March 31,
                                                                                                 -------------------------------
                                                    1998              1997              1997             1996            1995
                                                     (Dollars in thousands)                            (Dollars in thousands)
 STATEMENT OF OPERATIONS DATA:
 Net revenue                                     $ 268,624          $193,216          $157,414       $215,363          $245,755
 Gross profit                                      104,666            63,565            42,356         62,526            71,742
 Acquisition and relocation costs       (1)          2,705             1,400                 -              -                 -
 Operating income (loss)                             9,983            10,999              (617)        (6,034)            2,033
 Interest expense                                   11,311             2,598               205            162               134
 Net income (loss)                                  (1,883)            8,554            (1,106)        (6,404)            2,064

 OTHER DATA:
 Cash provided by operating activities               4,759            15,085             7,481          8,523               N/A
 Cash used in investing activities                 (33,064)          (28,684)           (3,960)        (5,528)              N/A
 Cash provided by (used in) financing
      activities                                    32,805            15,253           (26,479)        (4,468)              N/A
 Depreciation and amortization                       5,511             1,481             7,053          8,922             7,856
 Capital expenditures                                9,979             1,860             3,960          5,528             3,277
 Ratio of earnings to fixed charges     (2)           1.0x              3.8x                 -              -              3.2x


                                                              THE COMPANY                                 A. B. DICK
                                           ----------------------------------------------------  -------------------------------
                                                                                                      (Predecessor Company)
                                                           As of December 31,      Jan. 17,             As of March 31,
                                           ----------------------------------------------------  -------------------------------
                                                    1998              1997              1997             1996            1995
                                                     (Dollars in thousands)                            (Dollars in thousands)
 BALANCE SHEET DATA:
 Cash, cash equivalents and short
      term investments                           $  28,996          $  7,459          $  8,280       $ 25,912          $ 27,039
 Total assets                                      175,409           138,075            58,041        116,561           132,837
 Long-term debt, including current
      portion                                      117,883            70,616             8,016          2,007             2,298
 Stockholder's equity (deficit)                     (5,119)            7,131                48         77,138            90,151



(1) For 1997 and 1998, represents non-recurring charges related to compensation agreements with certain executives in connection with the Curtis acquisition. In addition, in 1998, represents costs incurred in connection with the relocation of A. B. Dick operations as required by A. B. Dick purchase agreement.
(2) Earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs and one-third of the rent expense from operating leases, which management believes is a reasonable approximation of an interest factor. Earnings were inadequate to cover fixed charges in the fiscal year ended March 31, 1996 and the period from April 1, 1996 through January 16, 1997 by $5,463 and $455, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The financial statements presented in this document for the Company include comparative financial statements for the Company and A. B. Dick, the predecessor company. The 1998 comparative financial statements include the operations of the Company and its subsidiaries for the year ended December 31, 1998. The 1997 comparative financial statements of the Company include the operations of the acquired subsidiaries from their respective date of acquisition. A. B. Dick was acquired on January 17, 1997 and Curtis was acquired on December 5, 1997. The 1997 income statement for the Company refers to the 49-week period from January 17, 1997 through December 31, 1997. The income statement for A. B. Dick, the predecessor company, refers to the 42-week period from April 1, 1996 through January 16, 1997.

The following table sets forth, on a comparative basis, certain income statement data for the Company for the year ended December 31, 1998 and the period from January 17, 1997 through December 31, 1997 and for A.B. Dick (Predecessor Company) for the period from April 1, 1996 through January 16, 1997. The information has been derived from the audited financial statements of the Company and A.B. Dick.




TABLE 2

                                               PARAGON CORPORATE HOLDINGS INC.                     A. B. DICK
                                      ---------------------------------------------              ----------------
                                                                     PERIOD FROM                   PERIOD FROM
                                        YEAR ENDED        % OF      JAN. 17, 1997      % OF       APRIL 1, 1996      % OF
                                       DECEMBER 31,       NET          THROUGH          NET          THROUGH          NET
                                           1998         REVENUE     DEC. 31, 1997     REVENUE     JAN. 16, 1997     REVENUE
                                      ---------------- ----------- ----------------  ----------  ----------------  ----------

Net revenue:
   Printing equipment and supplies      $     187,488                $     186,315                  $    157,414
   Automotive and industrial supplies          81,136                        6,901                             -
                                      ----------------             ----------------              ----------------
   Net revenue                                268,624     100.0%           193,216      100.0%           157,414       100.0%
Cost of revenue:
   Printing equipment and supplies            129,904                      126,817                       115,058
   Automotive and industrial supplies          34,054                        2,834                             -
                                      ----------------             ----------------              ----------------
   Cost of revenue                            163,958                      129,651                       115,058
                                      ----------------             ----------------              ----------------
Gross profit                                  104,666      39.0%            63,565      32.9%             42,356        26.9%
Sales and marketing expense                    44,383      16.5%            26,386      13.7%             23,574        15.0%
General and administrative
    expense                                    37,630      14.0%            17,603       9.1%             15,248         9.7%
Pension credit                                      -       0.0%                 -       0.0%             (7,013)       -4.5%
Research and development                        3,046       1.1%             3,755       1.9%              4,111         2.6%
Depreciation and amortization                   5,496       2.1%             1,481       0.8%              7,053         4.5%
Management fee                                  1,423       0.5%             1,941       1.0%                  -         0.0%
Acquisition and relocation costs                2,705       1.0%             1,400       0.7%                  -         0.0%
                                      ---------------- ----------- ----------------  ----------  ----------------  ----------
Total expenses                                 94,683      35.2%            52,566      27.2%             42,973        27.3%
                                      ---------------- ----------- ----------------  ----------  ----------------  ----------
Operating income (loss)                 $       9,983       3.8%     $      10,999       5.7%       $       (617)       -0.4%
                                      ================ =========== ================  ==========  ================  ==========



YEAR ENDED DECEMBER 31, 1998, COMPARED TO THE PERIOD FROM JANUARY 17, 1997 THROUGH DECEMBER 31, 1997

NET REVENUE. Net revenue increased $75.4 million or 39.0% from $193.2 in 1997 to $268.6 million in 1998. The increase was principally due to the acquisition of Curtis, which accounted for $81.1 million in sales for the year ended December 31, 1998 compared to $6.9 million in 1997. Printing equipment sales were up $4.4 million or 6.8% over the prior year to $69.0 million primarily due to increases in the domestic sales of press equipment. Supplies sales were down $2.1 million or 2.7% to $75.8 million in 1998 compared to $77.9 million in 1997. The discontinuance of certain domestic equipment lines and the introduction of a new plate product by a competitor in the pre-press market are the principal reasons for the revenue decline. Service revenues decreased by $1.7 million primarily due to the discontinuance of the Konica copier equipment line and a trend among customers to switch from preventive service contracts to purchased service calls. Repair parts sales increased by $0.6 million.

GROSS PROFIT. Gross profit was $104.7 million compared to $63.6 million from the prior year. The increase of $41.1 million or 64.6% was principally due to the acquisition of Curtis, which had a gross margin of $47.1 million for the year ended December 31, 1998 compared to $4.1 million for the period ended December 31, 1997. Gross profit margin percentage was 39.0% during 1998 compared to 32.9% for the same period last year. The addition of the Curtis business accounted for the significant improvement in the gross margin as a percentage of revenues. The
A. B. Dick margins decreased by $1.9 million or 1.2% as a percent of revenue primarily due to the change in the mix of sales of the various products and services.

COSTS AND EXPENSES. Costs and expenses increased by $42.1 million to $94.7 million in 1998 from $52.6 million for the period January 17, 1997 through December 31, 1997. The acquisition of Curtis contributed $39.4 million to the increase in costs and expenses. A.B. Dick sales, marketing, general and administrative expense increases were offset by reductions in research and development, and management fee. Acquisition and relocation expenses were $2.7 million during 1998 compared to $1.4 million in 1997. This increase was primarily due to the costs associated with the relocation of the A.B Dick facilities during the year and non-recurring charges related to compensation arrangements with certain executives.

OPERATING INCOME. Operating income decreased $1.0 million or 9.1% from $11.0 million in 1997 to $10.0 million in 1998. In 1998 the amount includes an increase in operating income from Curtis of $4.2 million. The operating income generated in 1998 by A. B. Dick decreased $2.1 million due to the relocation of its facilities and approximately $2.7 million due to the change in the mix of product sales and services compared to the period January 17, 1997 to December 31, 1997. Corporate administrative expenses increased by $0.4 in 1998 compared to 1997.

EXTRAORDINARY ITEM. An extraordinary expense of $1.3 million was recorded during the second quarter of 1998 related to the write-off of deferred financing costs and fees associated with the early extinguishment of certain of the Company's debt.


THE COMPANY'S PERIOD FROM JANUARY 17, 1997 THROUGH DECEMBER 31, 1997 VERSUS A.B. DICK'S PERIOD FROM APRIL 1, 1996 THROUGH JANUARY 16, 1997.

NET REVENUE. Net revenue increased $35.8 million, or 22.7%, to $193.2 million for the 49 weeks ended December 31, 1997, from $157.4 million for the 42 weeks ended January 16, 1997. The $35.8 million increase in net revenue includes approximately $26.2 million related to the difference in the reporting period for the Company and A. B. Dick and $6.9 million representing one month's revenue for Curtis.

Excluding the difference in reporting periods and excluding the results of Curtis, net revenue increased $2.7 million, or 1.5%, primarily due to an increase of $1.4 million, or 2.2%, in equipment sales to $64.6 in 1997 from the introduction of new digital pre-press and post-press products, partially offset by a decline in sales of optical pre-press equipment and a loss of market share in the digital duplicator market. In addition, 1997 service revenue decreased $2.8 million or 9.1%, to $27.8, due to the impact of the discontinuation of the Company's line of Konica copier equipment and a trend among customers to switch from preventative maintenance service contracts to purchased service calls. Repair parts revenue increased $1.2 million, or 8.1%, primarily due to an increase in repair parts sales on such purchased service calls. Supplies revenue in 1997 was $77.9, an increase of $2.8 million, or 3.8%, primarily due to management's increased focus on the supplies business, including special promotions and an incentive program for supplies sales.

GROSS PROFIT. Gross profit increased $21.2 million, or 50.0%, to $63.6 million for the 49 weeks ended December 31, 1997, from $42.4 million for the 42 weeks ended January 16, 1997. This increase includes $7.1 million related to the difference in the reporting period for the Company and A. B. Dick and $4.1 million relating to one month's operation of Curtis. The gross profit as a percent of sales improved to 32.9% for the 49 weeks ended December 31, 1997 compared to 26.9% for the 42 weeks ended January 16, 1997.

Excluding the reporting period differences and the impact of Curtis, gross profit improved to 31.9% of net revenue in 1997 from 26.9% in 1996. This improvement was attributable to an improvement in gross margins on equipment sales to 27.9% in 1997 from 17.8% in 1996, primarily due to enhanced efficiency in manufacturing, head count reductions, the strength of the United States dollar relative to the Japanese yen and changes in product mix. Gross margins on service improved to 25.9% in 1997 from 17.1% in 1996 primarily due to the elimination of personnel. Gross margins on repair parts and supplies as a percent of net revenue were relatively constant between periods.

TOTAL EXPENSES. Total expenses increased $9.6 million, or 22.3%, to $52.6 million for the 49 weeks ended December 31, 1997, from $43.0 million for the 42 weeks ended January 16, 1997. This $9.6 million increase was attributable to the elimination of a $7.0 million pension plan credit, the inclusion of $3.7 million of expenses relating to one month's operations of Curtis, a $1.9 million management fee, $1.4 million of expenses relating to the Company's acquisition of Curtis and an increase of $1.4 million in general operating expenses, partially offset by a decrease in depreciation and amortization of $5.6 million.

Excluding the difference in reporting periods and Curtis, expenses decreased to 25.4% of net revenue in 1997 from 27.3% in 1996. This decrease was attributable primarily to reductions of $2.1 million in administrative head count, $1.5 million of facility costs and $4.7 million in retiree medical benefits, offset by elimination of a pension credit in the amount of $8.2 million. Expenses in 1997 include a management fee of $1.9 million.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $4.8 million, $15.1 million and $7.5 million for the year ended December 31, 1998, the period from January 17, 1997 through December 31, 1997 and the period from April 1, 1996 through January 16, 1997, respectively. The decrease in net cash from operating activities in 1998 was principally the result of decreased net income. The decline in net income is mainly due to increased interest costs as a result of the issuance of $115.0 million of senior notes on April 1, 1998. The increase in net cash provided from operating activities for the period ended December 31, 1997 from the period ended January 16, 1997 is primarily due to the increase in net income of $9.7 million and the reduction of inventories of $6.0 million.

Net cash used in investing activities was $30.8 million, $28.7 million and $4.0 million for the year ended December 31, 1998, the period from January 17, 1997 through December 31, 1997 and the period from April 1, 1996 through January 16, 1997, respectively. The increase in 1998 includes increases in short-term investments of $17.4 million, property, plant and equipment purchases of $10.0 million and payments on acquisition related liabilities of $3.3 million. Approximately $5.8 million of the expenditures for property, plant and equipment during the year ended December 31, 1998 related to the relocation of the A. B. Dick facilities. The primary components of the increase for the period ended December 31, 1997 from the period ended January 16, 1997 were $19.5 million for accounts receivable related to the A. B. Dick acquisition, $1.9 million for property, plant and equipment purchases, $4.4 million for payment of acquisition related liabilities and $4.9 million related to the acquisition of Curtis.

Net cash provided by (used in) financing activities was $30.6 million, $15.3 million and ($26.5) million for the year ended December 31, 1998, the period from January 17, 1997 through December 31, 1997 and the period from April 1, 1996 through January 16, 1997, respectively. The increase in 1998 is the result of the issuance of the $115.0 million of senior notes, offset by the reduction of long-term borrowings of $41.9 million and reduction of revolving lines of credit by $26.1 million. The bond issuance costs paid were $5.2 million and the Company paid a dividend to its sole shareholder in the amount of $10.0 million. The increase in the cash provided by financing activities for the period ended December 31, 1997 from the period ended January 16, 1997 was principally due to increases in borrowings on revolving credit lines.

The Company's primary capital requirements (excluding acquisitions) consist of capital expenditures and debt service. The Company expects current financial resources and funds from operations to be adequate to meet its cash requirements in 1999. In 1999, the Company anticipates capital expenditures of approximately $4.5 million for new and replacement equipment. At December 31, 1998, the Company had cash, cash equivalents and short-term investments of $29.0 million and unused credit facilities of $28.3 million available for its use.

IMPACT OF THE YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has been addressing the Year 2000 issue since mid 1997 with internal project teams and outside consultants. The plan to resolve the problems involves four phases: assessment, remediation, testing and implementation. The plan was further subdivided to review separately: computer hardware, software, facilities and the supply chain.

The assessment phase in the computer hardware and software categories has been completed. Due to the extensive modifications to the original version of the financial and manufacturing systems in place at A.B. Dick and the planned reorganization and relocation, it was determined that the most effective remediation was to replace the software with a current version and upgrade the hardware being used. The manufacturer of the new version of the integrated financial and manufacturing software has provided assurances to the Company that their software will process date logic and date handling according to the standards established by the Company. The international operations for A. B. Dick have performed similar assessment and remediation efforts. The remediation efforts, testing and implementation are in process at the A.B. Dick locations and are projected to be complete by June 1999. The Curtis financial and distribution systems were modified to accommodate the four-date digit code, which was completed in December 1998. During the first quarter of 1999, the systems were tested and implemented and are operational in accordance with the standards established by the Company. The majority of the Company's information technology efforts have been focused on the Year 2000 issue which has delayed implementation of certain other new or reused systems. However, the Company's Year 2000 efforts have had a minimal impact on the normal operating systems of the Company.

An assessment was performed on the hardware and software utilized in the equipment used in the manufacturing process. Based on this assessment, the Company believes that none of the systems in use had date sensitive functions, which would be impacted by the millennium change.

The cost for the Company's Year 2000 assessment, remediation, testing and implementation is estimated to be approximately $3.5 million, of which approximately $3.1 million has been expended through December 31, 1998.

The Company performed an evaluation of all domestic and international suppliers to identify all mission critical vendors. These vendors have been contacted and have been requested to submit written assurances that their operations will be prepared for the millennium change and will provide an uninterrupted supply of components and services. The Company anticipates that all vendors will respond to the requests by the second quarter of 1999.

While the Company continues to focus on solutions for Year 2000 issues, and expects to complete its Year 2000 project in a timely manner, the Company is in the process of identifying potential major business interruptions that could reasonably result from Year 2000 issues and will develop contingency plans designed to address such potential interruptions. The Company may also develop contingency plans designed to generally help protect the Company from unanticipated Year 2000 business interruptions. Contingency plans are anticipated to include, for example, the identification of alternate suppliers or service providers, increases in levels of raw material and finished goods inventories and the development of alternate procedures. The Company's contingency plans will be developed and modified over time as it receives better information regarding the Year 2000 status of its systems and embedded technology and third party readiness.

The most reasonable worst case scenario which could result from the failure of the Company or its customers, vendors or other key third parties to adequately address Year 2000 issues would include a temporary interruption or curtailment in the Company's manufacturing or distribution operations at one or more of its facilities. Such failures could also cause a delay or curtailment in the processing of orders and invoices and the collection of revenues, as well as the inability to maintain accurate accounting records, and lead to increased costs and loss of sales. If these failures would occur depending upon their duration and severity, they could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's plans to complete the Year 2000 modifications are based on management's best estimate, which were derived utilizing various assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on the original plan and the estimated time required to complete the remaining work. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

The information above contains certain forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are advised that forward-looking statements about the Year 2000 should be read in conjunction with the Company's disclosure under the heading Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.

ENVIRONMENTAL MATTERS

The Company is subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and other countries. U.S. federal environmental legislation having particular impact on the Company includes the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, the Clean Water Act, the Safe Drinking Water Act and the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund). The Company also is subject to regulation by the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The United States Environmental Protection Agency (EPA), OSHA and other federal agencies have the authority to promulgate regulations that have an impact on the Company's operations.

In addition to these federal activities, various states have been delegated certain authority under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. State and federal authorities may seek fines and penalties for violation of these laws and regulations. As part of its continuing environmental program, the Company has been able to comply with such proceedings and orders without any materially adverse effect on its business.

The Company is committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment, as well as to the remediation of identified existing environmental concerns.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the new Statement effective January 1, 2000. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

IMPACT OF INFLATION

Although inflation has slowed in recent years, it is still a factor in our economy and the Company continues to seek ways to mitigate its impact. To the extent permitted by competition, the Company passes increased costs on to its customers by increasing sales prices over time.

The Company uses the last in-first out (LIFO) method of accounting for its domestic inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus provides a closer matching of revenue and expenses in periods of increasing costs. The charges to operations for depreciation represent the allocation of historical costs incurred over past years and are significantly less than if they were based on the current cost of productive capacity being consumed.

The Company's properties have been acquired over the past two years (See Note B to the Consolidated Financial Statements) and have a remaining useful life ranging from three years for equipment to forty years for buildings. Assets acquired in prior years will, of course, be replaced at higher costs but this will take place over many years. Again, these new assets will result in higher depreciation charges; but in many cases, due to technological improvements, there will be operating cost savings as well. The Company considers these matters in setting its pricing policies.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory and (iii) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.


ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK AND RISK MANAGEMENT POLICIES

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and weighted average interest rates by expected maturity dates for investment securities and debt obligations. Additionally, the Company has assumed its securities that are available for sale are similar enough to aggregate those securities for presentation purposes. Under the terms of the bond indenture, the Company's short-term investments are limited to, among others, securities issued by or insured by the full faith and credit of the U.S. government, certificates of deposit or eurodollar time deposits or commercial paper having the highest rating available from Moody's or Standard & Poor's. Maturities can be between six months and one year from the date of purchase, except that maturities in excess of six months cannot exceed 40% of the total investments. At December 31, 1998, all of the investments held by the Company have maturities within six months or less.

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                                 (in $ millions)
                                 ---------------

                                                                                                            Fair
                                                                                                            value
                                        1999      2000     2001     2002      2003    Thereafter   Total     Dec.
                                        ----      ----     ----     ----      ----    ----------   -----     ----
                                                                                                              31,
                                                                                                             ----
                                                                                                             1998
                                                                                                             ----
     Assets

     Available for sale               $ 21.9                                                       $ 21.9   $ 21.5
        Securities
     Average interest rate            5.680%

     Liabilities


     Long-term debt, including
        current portion
            Fixed rate                 $ 1.0     $ 1.1     $ 0.4     $ 0.2    $ 0.1     $ 115.1    $117.9   $ 98.2
            Average interest rate     9.625%    9.625%    9.625%    9.625%   9.625%      9.625%



The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect interest earned on the Company's cash equivalents and short-term investments as well as interest paid on a portion of its debt. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains the majority of its debt as fixed rate by borrowing on a long-term basis.

The Company's earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in European countries. An additional risk relates to product shipped between the Company's European subsidiaries. In addition to the impact on the intercompany balances, changes in exchange rates also affect volume of sales or the foreign currency sales price as competitors products become more or less attractive.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Report of Independent Auditors and the consolidated financial statements of Paragon Corporate Holdings Inc. for the year ended December 31, 1998 and for the eleven month and fifteen day period ended December 31, 1997 and A. B. Dick Company (the Predecessor Company) for the nine month and sixteen day period ended January 16, 1997 are included herein.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                PAGE
PARAGON CORPORATE HOLDINGS INC. AND A.B. DICK COMPANY
     (THE PREDECESSOR COMPANY)
Report of Independent Auditors                                                                   16
Consolidated Balance Sheets of Paragon Corporate Holdings Inc. as of
     December 31, 1998 and 1997                                                                  17
Consolidated Statements of Operations for Paragon Corporate Holdings
     Inc. for the year ended December 31, 1998 and the eleven-month and fifteen-day period ended December 31, 1997 and for A.B. Dick Company for the nine-month
     and sixteen-day period ended January 16, 1997                                               18
Consolidated Statements of Stockholder's Equity for Paragon Corporate Holdings Inc.
     for the year ended December 31, 1998 and for the eleven-month and fifteen-day period ended December 31, 1997 and for A.B. Dick Company for the nine-month and sixteen
     day period ended January 16, 1997                                                           19
Consolidated Statements of Cash Flows for Paragon Corporate Holdings Inc. for the year ended December 31, 1998 and for the eleven-month and fifteen-day period ended
     December 31, 1997 and A.B. Dick Company for the nine-month and sixteen-day period
     ended January 16, 1997                                                                      20
Notes to Consolidated Financial Statements                                                       21


                         REPORT OF INDEPENDENT AUDITORS


To The Stockholder
Paragon Corporate Holdings Inc.

We have audited the accompanying consolidated balance sheets of Paragon Corporate Holdings Inc. (see Note A) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for Paragon Corporate Holdings Inc. for the year ended December 31, 1998 and for the eleven-month and fifteen-day period ended December 31, 1997 and for A.B. Dick Company (the Predecessor Company) for the nine-month and sixteen-day period ended January 16, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paragon Corporate Holdings Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and cash flows for the year ended December 31, 1998 and for the eleven-month and fifteen-day period ended December 31, 1997 and for A.B. Dick Company (the Predecessor Company) for the nine-month and sixteen-day period ended January 16. 1997, in conformity with generally accepted accounting principles.

                                /s/ Ernst & Young LLP

Cleveland, Ohio
March 19, 1999

                        Paragon Corporate Holdings Inc.

                          Consolidated Balance Sheets

                             (Dollars In thousands)



                                                            December 31, 1998       December 31, 1997
                                                           --------------------    ---------------------

ASSETS
Current assets:
   Cash and cash equivalents                                   $         7,462        $           3,283
   Short-term investments                                               21,534                    4,176
   Accounts receivable, less allowance for  doubtful
      accounts of  $1,498 and $1,911 in 1998 and 1997,
      respectively                                                      40,579                   37,821
   Inventories                                                          48,094                   48,068
   Other                                                                 2,458                    1,535
                                                           --------------------    ---------------------
      Total current assets                                             120,127                   94,883

Property, plant and equipment, less
   accumulated depreciation                                             18,700                    9,998
Goodwill                                                                31,861                   32,072
Other assets                                                             4,721                    1,122
                                                           --------------------    ---------------------

                                                               $       175,409        $         138,075
                                                           ====================    =====================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable                                            $        23,471        $          14,143
   Accrued compensation                                                  8,302                    8,403
   Accrued other                                                        16,362                   23,317
   Deferred service revenue                                              6,502                    6,960
   Due to GEC                                                            1,724                      945
   Current portion of long-term debt                                       997                    3,495
                                                           --------------------    ---------------------
      Total current liabilities                                         57,358                   57,263

Senior Notes                                                           115,000                        -
Other long-term debt, less current portion                               1,886                   67,121
Retirement obligations                                                   3,641                    3,451
Other long-term liabilities                                              2,643                    3,109
                                                           --------------------    ---------------------
                                                                       180,528                  130,944
Stockholder's equity (deficit):
   Common stock, no par value, Authorized
     2,000 shares of Class A (voting) and 28,000
     shares of Class B (non-voting); issued and
     outstanding 1,000 shares of Class A and
     19,000 shares of Class B, at stated value                               1                        1
   Paid-in capital                                                          47                       47
   Retained earnings (deficit)                                          (4,279)                   7,604
   Accumulated other comprehensive loss                                   (888)                    (521)
                                                           --------------------    ---------------------
      Total stockholder's equity (deficit)                              (5,119)                   7,131
                                                           --------------------    ---------------------

                                                               $       175,409        $         138,075
                                                           ====================    =====================

See notes to consolidated financial statements.            17

                      Paragon Corporate Holdings Inc. and
                               A. B. Dick Company
                           (The Predecessor Company)

                     Consolidated Statements of Operations
                             (Dollars In thousands)




                                                 PARAGON CORPORATE HOLDINGS INC.     A. B. DICK COMPANY
                                                                       Period From       Period From
                                                                      Jan. 17, 1997     April 1, 1996
                                                  Year Ended             through           through
                                                 Dec. 31, 1998        Dec. 31, 1997     Jan. 16, 1997
                                                ----------------    ----------------   ---------------
Net revenue                                       $     268,624     $     193,216        $     157,414
Cost of revenue                                         163,958           129,651              115,058
                                                ----------------    ----------------   ----------------

Gross profit                                            104,666            63,565               42,356

COSTS AND EXPENSES
Sales and marketing expenses                             44,383            26,386               23,574
General and administrative expenses                      37,630            17,603               15,248
Pension credit                                                -                 -               (7,013)
Research and development                                  3,046             3,755                4,111
Depreciation and amortization                             5,496             1,481                7,053
Management fee                                            1,423             1,941                    -
Acquisition, relocation and severance costs               2,705             1,400                    -
                                                ----------------    --------------     ----------------
                                                         94,683            52,566               42,973
                                                ----------------    --------------     ----------------

Operating income (loss)                                   9,983            10,999                 (617)
Interest income                                           1,728               789                  998
Interest expense                                        (11,311)           (2,598)                (205)
Other income (expense)                                     (258)              139                 (631)
                                                ----------------    --------------     ----------------
Income (loss) before foreign income
    taxes and extraordinary item                            142             9,329                 (455)

Foreign income taxes                                        745               775                  651
                                                ----------------    --------------     ----------------

Income (loss) before extraordinary item                    (603)            8,554               (1,106)

Extraordinary item                                       (1,280)                -                    -
                                                ----------------    --------------     ----------------

Net income (loss)                                      $ (1,883)          $ 8,554             $ (1,106)
                                                ================    ==============     ================


See notes to consolidated financial statements.

                      Paragon Corporate Holdings Inc. and
                               A. B. Dick Company
                           (The Predecessor Company)

           Consolidated Statements of Stockholder's Equity (Deficit)

                             (Dollars In thousands)



                                                                                              Accumulated
                                                                                                 Other
                                               Common     Paid - In         Retained         Comprehensive
                                               Stock       Capital      Earnings (Deficit)   Income (Loss)      Total
                                            ----------   -----------   -------------------   -------------   -----------
A. B. DICK COMPANY
(THE PREDECESSOR COMPANY)
Balance at March 31, 1996                     $    1       $     -        $     75,443       $     1,694     $  77,138
Comprehensive loss:
   Net loss                                                                     (1,106)                         (1,106)
   Currency translation adjustment                                                                  (903)         (903)
                                                                                                            ------------
   Total comprehensive loss                                                                                     (2,009)
Cash distributions to GEC
     and affiliates                                                            (26,307)                        (26,307)
Accounts receivable and other
     assets distributed to GEC                                                 (28,245)                        (28,245)
                                            ----------   -----------   -----------------   ---------------  ------------
Balance at January 16, 1997                   $    1       $     -        $     19,785       $       791     $  20,577
                                            ==========   ===========   =================   ===============  ============

PARAGON CORPORATE HOLDINGS INC.
Opening balance at January 17, 1997           $    1       $    47        $          -       $         -     $      48
Comprehensive income:
   Net income                                                                    8,554                           8,554
   Currency translation adjustment                                                                  (521)         (521)
                                                                                                            ------------
   Total comprehensive income                                                                                    8,033
Accrued dividend for stockholder's
   income taxes                                                                   (950)                           (950)
                                            ----------   -----------   -----------------   ---------------  ------------
Balance at December 31, 1997                       1            47               7,604              (521)        7,131
Comprehensive loss:
   Net loss                                                                     (1,883)                         (1,883)
   Currency translation adjustment                                                                  (321)         (321)
   Minimum pension liability                                                                         (46)          (46)
                                                                                                            ------------
   Total comprehensive loss                                                                                     (2,250)
Dividend distribution to stockholder                                           (10,000)                        (10,000)
                                            ----------   -----------   -----------------   ---------------  ------------
Balance at December 31, 1998                  $    1       $    47        $     (4,279)      $      (888)    $  (5,119)
                                            ==========   ===========   =================   ===============  ============




See notes to consolidated financial statements.

                      Paragon Corporate Holdings Inc. and
                               A. B. Dick Company
                           (The Predecessor Company)

                     Consolidated Statements of Cash Flows
                             (Dollars In Thousands)



                                                           PARAGON CORPORATE HOLDINGS INC.      A. B. DICK COMPANY
                                                                              Period From         Period From
                                                                             Jan. 17, 1997       April 1, 1996
                                                             Year Ended          through             through
                                                            Dec. 31, 1998     Dec. 31, 1997       Jan. 16, 1997
                                                          ----------------   ---------------    -----------------

OPERATING ACTIVITIES:
    Net income (loss)                                       $      (1,883)      $     8,554        $      (1,106)
    Adjustments to reconcile net income (loss)
        to net cash provided by  operating activities:
    Extraordinary item                                              1,280                 -                    -
    Provision for depreciation and amortization                     5,511             1,481                7,053
    Gain on sale of equipment                                        (845)                -                    -
    Pension credit                                                      -                 -               (7,013)
    Retirement expense                                                  -                 -                1,577
    Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                 (2,758)             (205)               4,857
        (Increase) decrease in inventory                              (63)            6,029               (1,045)
        Increase in other assets                                   (1,128)             (877)                (383)
        Increase in accounts payable                                9,328             1,193                1,460
        Increase (decrease) in other liabilities                   (4,683)           (1,090)               2,081
                                                          ----------------   ---------------    -----------------
             Net cash provided by operating activities              4,759            15,085                7,481

INVESTING ACTIVITIES:
    Accounts receivable used in connection with the
       acquisition of A. B. Dick Company                                -           (19,489)                   -
    Purchases of property, plant and equipment                     (9,979)           (1,860)              (3,960)
    Proceeds from the sale of equipment                               858                 -                    -
    Payment of acquisition liabilities                             (3,250)           (4,379)                   -
   (Increase) decrease in short-term investments                  (17,358)            1,954                    -
    Acquisition of businesses, less cash acquired                  (1,095)           (4,910)                   -
                                                          ----------------   ---------------    -----------------
         Net cash used in investing activities                    (30,824)          (28,684)              (3,960)

FINANCING ACTIVITIES:
    Borrowings on revolving credit facilities                           -            18,603                    -
    Decrease in amounts due to GEC
       and affiliates                                              (1,221)           (2,436)             (26,307)
    Proceeds from issuance of Senior Notes                        115,000                 -                    -
    Payment of bond issuance cost                                  (5,241)                -                    -
    Payment on revolving credit facilities                        (26,084)                -                    -
    Dividend distribution                                         (10,000)                -                    -
    Decrease in long-term borrowings                              (41,889)             (914)                (172)
                                                          ----------------   ---------------    -----------------
       Net cash provided by (used in) financing activities        (30,565)           15,253              (26,479)
       Effect of exchange rate changes on cash                       (321)             (521)                (903)
                                                          ----------------   ---------------    -----------------
    Increase (decrease) in cash and cash equivalents                4,179             1,133              (23,861)
    Cash and cash equivalents at beginning of period                3,283             2,150               25,912
                                                          ----------------   ---------------    -----------------
    Cash and cash equivalents at end of period              $       7,462       $     3,283        $       2,051
                                                          ================   ===============    =================



See notes to consolidated financial statements.

                       PARAGON CORPORATE HOLDINGS INC. AND
                   A.B. DICK COMPANY (THE PREDECESSOR COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

A.    ORGANIZATION

Paragon Corporate Holdings Inc. (hereinafter referred to as the "Company") is a Delaware holding company organized in September 1996. The Company has no independent operations or investments other than its investments in its subsidiaries, except that the Company has temporarily invested, at the holding company level, the residual proceeds from the Senior Notes issued during 1998. NES Group, Inc. is the sole stockholder of the Company.

B.    ACQUISITIONS

The Company commenced operations on January 17, 1997 through the acquisition on that date of the common stock of A.B. Dick Company and its wholly owned subsidiaries (collectively "A.B. Dick"), from General Electric Company Ltd. ("GEC ).

Under the terms of the stock purchase agreement, A.B. Dick transferred to GEC $19,489 of domestic accounts receivable (which were collected by A.B. Dick during 1997 and remitted to GEC) and the Niles manufacturing and headquarters facilities, which had a carrying amount of $3,500. GEC agreed to let the Company use these facilities until the Company moved to new manufacturing, headquarters and distribution facilities during 1998. GEC also agreed to fund up to $1,500 in severance costs incurred in 1997 and to reimburse the Company in 1998 for moving costs up to $2,000. These amounts have been reflected in the allocation of the purchase price.

Restructuring reserves of $6,000 were included in the purchase price allocation in accordance with the Company's business plans to substantially reorganize the A.B. Dick operations. These reserves represented accruals for severance of administrative and operating employees and occupancy costs to be incurred in 1997 and 1998 for idle manufacturing and headquarters facilities prior to the relocation of operations in 1998. Through December 31, 1998, the Company has expended all of the amounts provided for in the purchase price allocation. The Company has completed the physical relocation of its headquarters, distribution center and manufacturing activities, except for the press room chemical manufacturing which will be finalized during the first quarter of 1999. The remaining estimated relocation expenses to be incurred in 1999 are not material and will be expensed as incurred.

Since the fair value of the net assets acquired exceeded the purchase price by approximately $16,359, the historical book values of the acquired property, plant and equipment ($12,900) have been recorded on the January 17, 1997 opening balance sheet at zero. The remaining excess ($3,459) of fair value of net assets acquired over purchase price has been classified as other long-term liabilities and is being amortized into income over ten years. This transaction was accounted for under the purchase method of accounting.

On December 5, 1997, the Company acquired all the common stock of Curtis Industries, Inc. ("Curtis"), a national distributor of products in the automotive and industrial markets, for a purchase price of $22,200 composed primarily of $6,500 in cash and $15,700 in seller notes. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Curtis are included in the consolidated financial statements since the date of acquisition.

The following unaudited pro forma results of operations assume the acquisition of Curtis occurred on January 1, 1997. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1997:

                                                              Period from
                                                       January 17, 1997
                                                           Through
                                                       December 31, 1997
                                                       -----------------
             Net revenues                                  $267,419
             Costs and expenses                             250,295
             Acquisition costs                                1,400
             Operating income                                15,724
             Net Income                                       8,700

During 1998, the Company acquired two businesses which added complementary products and increased distribution for the Company's foreign printing equipment and supplies business. The cost of the acquisitions, net of cash acquired, was $1,095. The acquisitions have been accounted for as purchases with the acquired assets and liabilities recorded at estimated fair value at the date of acquisition. The acquired companies operating results have been included in the statement of operations since their respective date of acquisition. Proforma results of operations assuming the acquisitions occurred on January 1, 1997 have not been presented as the impact of these acquisitions was not material.

C.    SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Consolidated statements of operations, stockholder's equity and cash flows for the nine-month and sixteen-day period ended January 17, 1997 have been presented for A.B. Dick, the Predecessor Company. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents and Short-term Investments
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company's short-term investments are comprised primarily of certificates of deposit and have maturities within six months.

Accounts Receivable
As set forth in the stock purchase agreement (See Note B), immediately prior to closing, A.B. Dick transferred all accounts receivable from its operations in the United States to GEC; therefore, the trade accounts receivable balance on the January 17, 1997 opening balance sheet relates solely to the operations of the wholly owned, foreign subsidiaries of A.B. Dick.

Provisions for credit losses were approximately $760, $1,124 and $7 for the year ended December 31, 1998, the period from January 17, 1997 through December 31, 1997, and the period from April 1, 1996 through January 16, 1997, respectively. Accounts written off were approximately $1,173, $124 and $393 for the year ended December 31, 1998, the period from January 17, 1997 through December 31, 1997, and the period from April 1, 1996 through January 16, 1997, respectively.

Inventories
Domestic inventories, which represent approximately 80% of total consolidated inventory, are determined on the last-in, first-out (LIFO) basis and foreign inventories are determined on the first-in, first-out (FIFO) basis. Where necessary, reserves are provided to value inventory at the lower of cost or market.

Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, short-term investments, trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying amount of long-term debt exceeds its fair value at December 31, 1998 by $19,600. The fair value has been determined using the market price of the related securities at December 31, 1998.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

The Company maintains cash and cash equivalents and short-term investments with financial institutions. The Company's policy is designed to limit exposure to any one investment type. The Company performs periodic evaluations of the relative credit standing of the various investments that are contained in the Company's investment portfolio.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. The Company does not require collateral for trade accounts receivable.

Property, Plant and Equipment
Property, plant and equipment are stated at cost (See Note B). Depreciation is computed using the straight-line method based on the expected useful lives of the assets, which are as follows:

                   Building and improvements          15 to 40 years
                   Machinery and equipment            3 to 18 years
                   Rental equipment                   3 years

Goodwill
Goodwill is being amortized on a straight-line basis over 30 years. Accumulated amortization was $1,585 and $419 at December 31, 1998 and 1997, respectively. The ongoing value and remaining useful life of goodwill are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable.

Impairment of Long-lived Assets
When conditions are present that indicate a potential impairment in the value of a long-lived asset, the Company evaluates such potential impairment by comparing the aggregate of the estimated undiscounted future net cash flows (including any salvage values) to be generated by an asset with the asset's carrying value. No impairment has been recorded in the consolidated financial statements.

Income Taxes
The Company and its domestic subsidiaries, have elected Subchapter S Corporation status for United States income tax purposes. Accordingly, the Company's United States operations are not subject to income taxes as separate entities. The Company's United States income is included in the income tax returns of the stockholder. Under terms of the tax payment agreement with the stockholder, the Company makes distributions to the stockholder for payment of income taxes. At December 31, 1997, the Company accrued dividends totaling $950, for the payment of stockholder's income taxes, which was paid in 1998. No amount was accrued or paid for the year ended December 31, 1998.

Prior to its acquisition by the Company, the operations of A.B. Dick were subject to United States income taxes and included in the income tax returns of its U.S. Parent. For financial reporting purposes, U.S. income tax expense was allocated to A.B. Dick by its U.S. Parent on a separate return basis giving effect to permanent differences which were not taxable or deductible for federal income tax purposes. All deferred income taxes were recorded by the U.S. Parent, as it was the U.S. Parent's policy not to allocate deferred income taxes to its subsidiaries.

The foreign subsidiaries of A.B. Dick and Curtis are subject to foreign income taxes. Accordingly, deferred taxes have been provided for the expected future tax consequences of temporary differences in the foreign subsidiaries between the carrying amount and tax basis of assets and liabilities. Where the Company has determined that it is more likely than not that deferred assets will not be realized, a valuation allowance has been established. At December 31, 1998 and 1997, the Company paid taxes of $557 and $824, respectively.

Revenue Recognition
For the majority of its operations, the Company recognizes revenues upon shipment of its equipment and products. A.B. Dick receives advance payments for service contracts and recognizes income evenly over the contract term as service is provided. Deferred revenues are recorded on the balance sheet related to these advance payments.

Product Warranty
A.B. Dick's products (pre-press, press and post-press equipment, copiers, repair parts and supplies) are subject to varying warranty periods. A reserve for estimated future warranty obligations is included in accrued expenses based on historical rates of warranty claims.

Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs for the year ended December 31, 1998, the period from January 17, 1997 through December 31, 1997 and the period from April 1, 1996 through January 16, 1997 amounted to $2,795, $1,832 and $3,024, respectively.

Management Fee
Operations include management fees charged by Nesco, Inc., an affiliate of the stockholder of the Company, to provide management, legal, financial, strategic planning, business development and other services to the Company. Effective April 1, 1998, the Company and Nesco, Inc. entered into a new management agreement under which the Company has agreed to pay Nesco, Inc. fees for such services equal to 5% of earnings before interest, taxes, depreciation, amortization and other income and expense.

Foreign Currency Translation
The assets and liabilities of the Company's foreign subsidiaries are translated at the current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. The effects of exchange rate fluctuations have been reported as a separate component of stockholder's equity. Gains and losses from foreign currency transactions are included in net income.

Comprehensive Income (Loss)
Accumulated other comprehensive loss at December 31, 1998 consists of $842 relating to foreign currency translation adjustments and $46 relating to minimum pension liability adjustments. Accumulated other comprehensive loss at December 31, 1997 and January 16, 1997 consisted entirely of foreign currency translation adjustments.

Derivative Instruments
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in the year 2000. Since it is the Company's intent not to use derivatives, management believes that the adoption of the new Statement will not have a significant effect on the earnings or financial position of the Company.

Use of Estimates
The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets or liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
Certain amounts from the prior year financial statements have been reclassified to conform to current year presentation.

D. INVENTORIES

Inventories are summarized as follows:


                                                 December 31, 1998  December 31, 1997
                                                 -----------------  -----------------
               Raw materials and work in                  $  6,768           $  9,295
               process
               Finished goods                               41,638             39,363
               LIFO reserve                                   (312)              (590)
                                                            ------              -----
                                                           $48,094            $48,068
                                                           =======            =======


E. PROPERTY, PLANT AND EQUIPMENT

Property and equipment (See Notes B and C) is summarized as follows:


                                                     December 31, 1998   December 31, 1997
                                                     -----------------   -----------------

               Land                                       $   371             $  330
               Buildings and improvements                   6,823              2,721
               Machinery and equipment                     11,018              4,773
               Rental assets                                4,836              2,484
                                                            -----              -----
                                                           23,048             10,308
               Less:  accumulated depreciation              4,348                310
                                                            -----                ---
                                                          $18,700             $9,998
                                                          =======             ======


F. FINANCING ARRANGEMENTS

Long-term debt included the following:


                                                      December 31, 1998   December 31, 1997
                                                      -----------------   -----------------
       PARAGON:
            9 5/8% Series B Senior Notes, interest payable
               semi-annually, due April, 2008                  $115,000            $   ---
            Note payable to GEC                                     ---              6,000
            Notes payable to former Curtis   shareholders           ---             15,700

       CURTIS:                                                      ---
           Term loan                                                ---             12,000
           Revolving credit agreement                               ---             12,085
           Subordinated debentures                                  ---              9,189
           Note payable                                             ---                460
           Capital lease obligations                                 49                 75
       A. B. DICK:
           Revolving credit agreements                              ---             14,000
           Capital lease obligations                              2,834              1,107
                                                                  -----              -----
       Total debt                                               117,883             70,616
       Less:  current portion                                       997              3,495
                                                                    ---              -----
       Total long-term debt                                    $116,886            $67,121
                                                               ========            =======



The aggregate maturities of the long-term debt for each of the five years subsequent to December 31, 1998 are as follows:

                           Year Ending December 31:
                                   1999                  $    997
                                   2000                     1,118
                                   2001                       409
                                   2002                       158
                                   2003                       130
                               Thereafter                 115,071


On April 1, 1998, the Company issued $115 million of 9 5/8% Series A Senior Notes due 2008. On September 1, 1998, the Company completed an exchange of all of the 9 5/8% Series A Senior Notes for

9 5/8% Series B Senior Notes due 2008 ("Series B Notes" or "Senior Notes"). The Series B Senior Notes are registered under the Securities Act of 1933 and are redeemable at the option of the Company, in whole or in part, any time on or after 2003 subject to certain call premiums. Interest on the Senior Notes is payable semi-annually in arrears. The Senior Notes are unsecured obligations of the Company and are guaranteed by the domestic subsidiaries of the Company and contain various restrictive covenants that, among other things, place limitations on the sale of assets, payment of dividends, incurring additional indebtedness and restrict transactions with affiliates. Debt issuance costs of $4,917 have been capitalized and are being amortized over the life of the Senior Notes. The proceeds of the Senior Notes were utilized as follows:

                   Gross proceeds of Senior Notes            $115,000
                   Repayment of term loans                   (39,649)
                   Repayment of revolving credit facilities  (26,084)
                   Dividend paid to stockholder              (10,000)
                   Fees and expenses                          (5,241)
                                                              -------
                   Excess cash from proceeds                 $ 34,026
                                                             ========

The Company and Key Corporate Capital Inc. ("Key") are parties to a credit facility and security agreement dated April 1, 1998 and amended as of December 31, 1998, pursuant to which Key has provided the Company a revolving line of credit equal to $32.0 million (the "Credit Agreement"). The availability under the Credit Agreement is equal to the sum of (i) 85% of the eligible Curtis accounts receivable, plus 80% of the eligible A. B. Dick accounts receivable, plus (ii) 60% of the eligible Curtis inventory (capped at $6.4 million), plus 60% of the eligible A.B. Dick inventory (capped at $9.6 million), less (iii) reserves and outstanding letters of credit. The Credit Agreement is guaranteed by Curtis and A. B. Dick pursuant to separate credit guaranty agreements with Key. The Credit Agreement is secured by liens on accounts receivable and inventory of Curtis and A. B. Dick, pursuant to separate security agreements between Key and each of Curtis and A. B. Dick. The Credit Agreement contains certain financial and other covenants which, among other things, establish minimum EBITDA and fixed charge ratios. The Credit Agreement is fully revolving until its final maturity in 2003. The Credit Agreement bears interest at a rate determined according to a sliding scale under which the rate adjusts based upon the Company's performance. The Credit Agreement bears interest at an initial rate equal to (i) Key's prime rate plus 75 basis points, or (ii) LIBOR plus 275 basis points, at the option of the Company. At December 31, 1998, there were no outstanding borrowings under the Revolving Credit Facility. A fee of 3/8% per annum is charged on the unused portion of the Revolving Credit Facility. At December 31, 1998, there were $3.7 million of letters of credit outstanding.

During the year ended December 31, 1998, the eleven-month and fifteen-day period ended December 31, 1997, and the period from April 1, 1996 through January 16, 1997, the Company paid interest of $9,727 and $1,242 and $205, respectively.

An extraordinary expense of $1,280 was recorded during the second quarter of 1998 related to the write-off of deferred financing costs and fees associated with the early extinguishment of certain of the Company's debt.

G.  LEASE COMMITMENTS

The Company leases certain facilities and equipment which generally provide that the Company pay the insurance, maintenance and property taxes related to the leases. In the normal course of business, the Company expects that, as leases expire, they will be renewed or replaced by other leases. The leases generally provide for renewal options and various escalation clauses.

As of December 31, 1998, minimum lease payments under capitalized leases and non-cancelable operating leases are as follows:
                                                 Capital   Operating
                                                 Leases      Leases
                                                 ------      ------
                Year Ending December 31:
                       1999                        $1,325      $4,082
                       2000                         1,296       3,357
                       2001                           452       2,909
                       2002                           141       2,659
                       2003                            68       2,035
                    Thereafter                          0       5,152
                                                   ------     -------
                    Total minimum lease  payments  $3,282     $20,194
                                                              =======
                     Imputed interest                 399
                                                   ------
                     Present value of minimum
                        lease payments             $2,883
                                                   ======

The above lease commitments have not been reduced by aggregate minimum sublease rentals of $1,123 due in the future under non-cancelable subleases.

The Company had $4,682, $2,226 and $2,296 of rental expense for the year ended December 31, 1998, the period from January 17, 1997 through December 31, 1997 and the period from April 1, 1996 through January 16, 1997, respectively.

Assets held under capitalized leases and included in machinery and equipment were $2,074, net of accumulated amortization of $248 at December 31, 1998. During 1998 the Company incurred capital lease obligations of $2,240 for the acquisition of property, plant and equipment.

In connection with the relocation of its operations, A. B. Dick entered into a lease agreement during the first quarter of 1998 for new headquarters facilities with an affiliate of the Company. The lease has a term of 10 years and requires monthly rental payments of approximately $29, has one five-year renewal option and provides for rental increases of 3% per year commencing with the second lease year.

In December 1996, Curtis entered into a lease agreement with an affiliate of the Company. The lease has a ten year term, requires monthly rental payments of $37, has two five-year renewal options and provides for rental increases in year four and year eight of the lease.

H. SEGMENT INFORMATION

Effective January 1, 1998, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

The Company has two reportable segments: printing equipment and supplies and automotive and industrial supplies. The Company's printing equipment and supplies business consists of operating units that sell equipment, repair parts and supplies and provide maintenance and repair service support on equipment. These products are sold directly through a network of branches and independent distributors to the global quick print and small commercial printing customers in the United States, Canada, the United Kingdom, the Netherlands and Belgium, as well as other European countries. The Company's automotive and industrial supplies business distributes automotive security products, non-model specific automotive parts and maintenance, repair and operating supplies. Customers include independent auto dealerships and industrial accounts throughout North America and the United Kingdom.

The Company evaluates performance and allocates resources based on profit or loss from operations before interest, gains and losses on the Company's investment portfolio and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they manufacture and distribute distinct products in distinct markets.



TABLE 3

                                                    PARAGON CORPORATE HOLDINGS INC.              A.B. DICK COMPANY
                                                                         Period From                 Period From
                                                                        Jan. 17, 1997               April 1, 1996
                                                Year Ended                 through                     through
                                              Dec. 31, 1998             Dec. 31, 1997               Jan. 16, 1997
                                            -------------------     ----------------------       --------------------

Net revenues:
   Printing equipment and supplies            $        187,488        $           186,315           $        157,414
   Automotive and industrial supplies                   81,136                      6,901                          -
                                            -------------------     ----------------------       --------------------
   Total net revenues                         $        268,624        $           193,216           $        157,414
                                            ===================     ======================       ====================

Depreciation and amortization:
   Printing equipment and supplies            $          1,610        $             1,210           $          7,053
   Automotive and industrial supplies                    3,886                        271                          -
                                            -------------------     ----------------------       --------------------
   Total depreciation and amortization        $          5,496        $             1,481           $          7,053
                                            ===================     ======================       ====================

Operating income (loss):
   Printing equipment and supplies            $          7,278        $            12,104           $           (617)
   Automotive and industrial supplies                    3,126                     (1,072)                         -
                                            -------------------     ----------------------       --------------------
                                                        10,404                     11,032                       (617)
Corporate income (expense)                                (679)                       106                       (631)
Interest income (expense), net                          (9,583)                    (1,809)                       793
                                            -------------------     ----------------------       --------------------
Income (loss) before taxes and
   extraordinary item                         $            142        $             9,329           $           (455)
                                            ===================     ======================       ====================

Segment assets:
   Printing equipment and supplies            $         79,448        $            66,014           $         51,811
   Automotive and industrial supplies                   69,297                     67,440                          -
                                            -------------------     ----------------------       --------------------
                                                       148,475                    133,454                     51,811
   Corporate assets                                     38,562                      4,621                      6,230
   Intersegment accounts receivable                    (11,898)                         -                          -
                                            -------------------     ----------------------       --------------------
   Total assets                               $        175,409        $           138,075           $         58,041
                                            ===================     ======================       ====================

Capital expenditures:
   Printing equipment and supplies            $          6,853        $             1,338           $          3,960
   Automotive and industrial supplies                    3,126                        522                          -
                                            -------------------     ----------------------       --------------------

Total capital expenditures                    $          9,979        $             1,860           $          3,960
                                            ===================     ======================       ====================



The Company's principal operations are in the United States, but it also maintains operating subsidiaries in Belgium, the Netherlands, Canada and the United Kingdom.

Net revenues are attributed to countries based on the location of the subsidiary where the sale occurs. Transfers between geographic areas are accounted for at market with appropriate adjustments made to inventory carrying values in consolidation. Identifiable assets represent long-lived assets that are used in the Company's operations in each geographic area at year end.

The Company's and its Predecessor's financial data by geographic area for the year ended December 31, 1998, January 17, 1997 through December 31, 1997 and the period from April 1, 1996 through January 16, 1997 is as follows:



TABLE 4

                                                    PARAGON CORPORATE HOLDINGS INC.                 A. B. DICK COMPANY
                                                                           Period From                  Period From
                                                                          Jan. 17, 1997                April 1, 1996
                                                   Year Ended                through                     through
                                                 Dec. 31, 1998            Dec. 31, 1997                Jan. 16, 1997
                                               -------------------      ------------------        ----------------------

Net revenues:
   Domestic                                      $        208,551          $      154,934            $         128,732
   Foreign:
      Canada                                               28,072                  21,397                        16,311
      Other                                                32,373                  21,376                        16,322
   Elimination between geographic areas                      (372)                 (4,491)                       (3,951)
                                               -------------------      ------------------        ----------------------
Total net revenues                               $        268,624          $      193,216            $          157,414
                                               ===================      ==================        ======================

Operating income (loss):
   Domestic                                      $          8,342          $        8,863            $           (1,211)
   Foreign:
      Canada                                                1,024                   1,402                           924
      Other                                                   644                     757                          (330)
   Elimination between geographic areas                       (27)                    (23)                            -
                                               -------------------      ------------------        ----------------------
Total operating income (loss)                    $          9,983          $       10,999            $             (617)
                                               ===================      ==================        ======================

Long-lived assets:
   Domestic                                      $         17,849          $        9,351            $           10,867
   Foreign:
      Canada                                                  408                     369                         1,001
      Other                                                   443                     278                         1,093
                                               -------------------      ------------------        ----------------------
Total long-lived assets                          $         18,700          $        9,998            $           12,961
                                               ===================      ==================        ======================



I.    CONTINGENCIES

On April 30, 1997, four former and current distributors of A.B. Dick filed a suit against A.B. Dick, the Predecessor Company, alleging, among other things, breach of distributorship contracts and unfair and deceptive trade practices. The plaintiffs have requested that the case be given class action status with respect to all A.B. Dick distributors engaged under distributorship contracts during the four-year period ended on April 30, 1997. The Company intends to vigorously defend this case although there can be no assurance as to the eventual outcome.

GEC has agreed to fully indemnify the Company against all costs and liabilities in connection with any litigation that is pending or may be brought against A.B. Dick arising out of events occurring prior to the closing of the A.B. Dick acquisition, including the case mentioned in the previous paragraph. In addition, both A.B. Dick and Curtis are parties to routine litigation incidental to their businesses, some of which is covered by insurance. The Company does not believe that any such pending litigation will have a material adverse effect upon its results of operations or financial condition.

J.    EMPLOYEE BENEFIT PLANS

Effective March 1, 1997, the Company established a defined contribution plan that includes an employee 401(k) contribution provision covering certain employees of A.B. Dick. The plan provides for employee contributions ranging from 1%-15% of employee's compensation, subject to statutory limitation, as well as a matching Company contribution equal to 25% of the employee's contribution but limited to 6% of compensation. The Company contribution for the year ended December 31, 1998 and the eleven-month and fifteen day period ended December 31, 1997 was approximately $314 and $600, respectively.

The Predecessor Company maintained a defined benefit pension plan for its manufacturing employees. The plan was overfunded at April 1, 1996 and a pension credit of $7,013 for period from April 1, 1996 through January 16, 1997 was allocated to the Predecessor Company by GEC based upon actuarial valuations in accordance with FASB Statement No. 87, "Employers' Accounting for Pensions," consisting of the following:

                     Service Cost                                  $3,039
                     Interest cost on projected benefit obligation  9,245
                     Actual return on plan assets                 (16,075)
                     Net amortization and deferral                 (3,222)
                                                                    -----
                     Net pension (income)                         $(7,013)
                                                                  =======

In connection with the sale of the Predecessor Company on January 16, 1997, GEC assumed all existing obligations relating to such benefits.

The Predecessor Company also provided postretirement health care benefits to certain retirees. Net periodic benefit costs of $3,455 for the period from April 1, 1996 through January 16, 1997, was allocated to the Predecessor Company by GEC based on actuarial valuations in accordance with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and consisted of the following:

                             Service cost              $539
                             Interest cost            3,704
                             Amortization             (788)
                                                      -----
                                                     $3,455
                                                     ======

In connection with the sale of the Predecessor Company on January 16, 1997, GEC assumed all obligations existing under the plan.

Curtis has deferred compensation agreements with certain former executives which provide for payments of a fixed level of compensation on a monthly basis from retirement until death. Curtis also maintains a Supplemental Executive Retirement Plan in which one former executive participates. Expense recognized for the executive deferred compensation and Supplemental Executive Retirement Plans for 1998 and 1997 was $161 and $5, respectively.

Additionally, Curtis has a deferred compensation plan for the benefit of sales representatives attaining specified sales goals. Curtis credits eligible participant's accounts with a percentage of their annual earnings. The annual amount credited to participant accounts vests at the rate of 5% per annum. Eligible participants over the age of 55 vest at an accelerated rate. Expense under this plan was $222 in 1998 and $17 in 1997.

Curtis also maintains a 401(k) retirement savings plan covering substantially all employees. Contributions to the 401(k) plan are based upon a percentage of each participant's compensation. The plan provides for employee contributions ranging from 1% - 15% of employee's compensation, subject to statutory limitation as well as a matching company contribution which is based on a formula defined in the plan document. The expense for this plan was $250 and $22 in 1998 and 1997, respectively.

Liabilities recorded for the outstanding contributions to these Plans at December 31, 1998 was $2,044 and $1,943 at December 31, 1997.

The Company maintains a defined benefit pension plan and a postretirement benefit plan for certain former UAW manufacturing employees. The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet as of December 31, 1998:

                                                                 Post-
                                                    Pension    retirement
                                                   Benefits     Benefits
                                                   --------     --------
                 Change in benefit obligation:
                 Beginning balance                 $  2,428    $  1,406
                 Interest cost                          141         100
                 Actuarial loss                          22          40
                 Benefits paid                         (204)       (113)
                                                   ---------   ---------

                Ending balance                    $  2,387    $  1,433
                                                  ----------   ---------
                 Change in plan assets:
                 Beginning balance                $  2,081    $     --
                 Actual return on plan assets          115          --
                 Employer contributions                 --         113
                 Benefits paid                        (204)       (113)
                                                  ---------   ---------

                 Ending balance                   $ 1, 992    $     --
                                                  ---------   ---------

                 Projected benefit obligation in
                   excess of plan assets          $   (395)   $  (1,433)
                 Minimum pension
                   liability adjustment                 46           --
                 Unrecognized net
                   Actuarial loss                       --           40
                                                  ---------   ----------
                 Accrued benefit cost             $   (349)   $  (1,393)
                                                  =========   ==========

Amounts recognized in the consolidated balance sheet consist of:

                 Accrued benefit liability                $   (395)  $ (1,393)
                 Accumulated other comprehensive income         46         --
                                                          ---------  ---------
                 Net amount recognized                    $   (349)  $ (1,393)
                                                          =========  =========

Assumptions used in the accounting for the employee benefit plans are shown in the following table as weighted-averages:

                Pension benefits:
                     Discount rate                       6.0%
                     Expected return on plan assets      7.0%
                Postretirement benefits:
                    Discount rate                        7.5%

For measurement purposes, a 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease to 5.5% for 2000 and remain at that level thereafter.

                                                                          Post-
                                                            Pension    Retirement
                                                            Benefits    Benefits
                                                            --------    --------
                 Components of net periodic benefit cost:
                      Interest cost                          $  141     $   100
                      Expected return on plan assets           (139)         --
                                                             -------    -------
                 Net periodic benefit cost                   $    2     $   100
                                                             =======    =======


Assumed health care cost trend rates have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would change the accumulated postretirement benefit obligation as of December 31, 1998 by $6. The effect on this change on the interest expense component of the net postretirement benefit expense for 1998 would be an increase or decrease of $5.

K.    GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

The Company's domestic subsidiaries, all of which are directly or indirectly wholly owned, are the only guarantors of the Senior Notes. The guarantees are full, unconditional and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors.

The Company's foreign subsidiaries are not guarantors of the Senior Notes. Summarized consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor, foreign subsidiaries is as follows:



                                                                    Combined          Combined
                                                       The         Guarantor       Non-Guarantor
                                                    Company       Subsidiaries      Subsidiaries      Eliminations       Total
                                                  -----------    -------------    ----------------   -------------    -----------
BALANCE SHEET DATA
(DECEMBER 31, 1998):
Current assets:
     Cash and cash equivalents                     $      28        $   4,174         $     3,260      $        -      $   7,462
     Short-term investments                           21,534                -                   -               -         21,534
     Accounts receivable, net                              -           29,736              10,843               -         40,579
     Inventories                                           -           38,688               9,610            (204)        48,094
    Other                                                393              972               1,093               -          2,458
                                                  -----------    -------------    ----------------   -------------    -----------
Total current assets                                  21,955           73,570              24,806            (204)       120,127
Property, plant and equipment, net                         -           17,849                 851               -         18,700
Goodwill                                                   -           31,801                  60               -         31,861
Investment in subsidiaries                            74,118           13,803                   -         (87,921)             -
Other assets                                           4,709                4                   8               -          4,721
Intercompany                                          11,898                -                   -         (11,898)             -
                                                  -----------    -------------    ----------------   -------------    -----------
Total Assets                                       $ 112,680        $ 137,027         $    25,725      $ (100,023)     $ 175,409
                                                  ===========    =============    ================   =============    ===========

Current liabilities:
     Accounts payable                              $       -        $  20,399         $     3,072      $        -      $  23,471
     Accrued expenses                                  2,799           18,710               3,158              (3)        24,664
     Deferred service revenue                              -            5,237               1,265               -          6,502
     Due to GEC                                            -            1,724                   -               -          1,724
Current portion of long-term debt                          -              997                   -               -            997
Intercompany                                               -            8,016               4,917         (12,933)             -
                                                  -----------    -------------    ----------------   -------------    -----------
Total current liabilities                              2,799           55,083              12,412         (12,936)        57,358
Senior notes                                         115,000                -                   -               -        115,000
Long-term debt, less current portion                       -            1,886                   -               -          1,886
Retirement obligations                                     -            3,627                  14               -          3,641
Other long-term liabilities                                -            2,643                   -               -          2,643
Stockholder's equity (deficit)                        (5,119)          73,788              13,299         (87,087)        (5,119)
                                                  -----------    -------------    ----------------   -------------    -----------
Total liabilities and stockholder's equity         $ 112,680        $ 137,027         $    25,725      $ (100,023)     $ 175,409
                                                  ===========    =============    ================   =============    ===========






                                                                   Combined          Combined
                                                     The          Guarantor        Non-Guarantor
                                                   Company       Subsidiaries      Subsidiaries      Eliminations       Total
                                                  -----------    -------------    ----------------   -------------    -----------
INCOME STATEMENT DATA
(YEAR ENDED DECEMBER 31, 1998):
Net revenue                                         $      -       $  208,551       $      60,445      $     (372)     $ 268,624
Cost of revenue                                            -          124,041              40,262            (345)       163,958
                                                  -----------    -------------    ----------------   -------------    -----------
Gross profit                                               -           84,510              20,183             (27)       104,666
Total operating expenses                                 421           75,747              18,515               -         94,683
                                                  -----------    -------------    ----------------   -------------    -----------
Operating income (loss)                                 (421)           8,763               1,668             (27)         9,983
Interest income (expense), net                        (7,741)          (2,006)                164               -         (9,583)
Other income (expense)                                     -             (518)                260               -           (258)
                                                  -----------    -------------    ----------------   -------------    -----------
Income (loss) before foreign income taxes
       and extraordinary item                         (8,162)           6,239               2,092             (27)           142
Foreign income taxes                                       -               51                 694               -            745
                                                  -----------    -------------    ----------------   -------------    -----------
Income (loss) before extraordinary item               (8,162)           6,188               1,398             (27)          (603)
Extraordinary item                                      (170)          (1,110)                  -               -         (1,280)
                                                  -----------    -------------    ----------------   -------------    -----------
Net income (loss)                                   $ (8,332)      $    5,078       $       1,398      $      (27)     $  (1,883)
                                                  ===========    =============    ================   =============    ===========

CASH FLOW DATA
(YEAR ENDED DECEMBER 31, 1998):
Net cash provided by (used in)
      operating activities                          $ (8,204)      $   12,679       $         284      $        -      $   4,759
Investing activities:
Purchases of property, plant and equipment                 -           (9,434)               (545)              -         (9,979)
Proceeds from the sale of equipment                        -              858                   -               -            858
Payment of acquisition liabilities                         -           (3,250)                  -               -         (3,250)
Increase in short-term investments                   (17,358)               -                   -               -        (17,358)
Acquisition of businesses, less cash acquired              -             (233)               (862)              -         (1,095)
                                                  -----------    -------------    ----------------   -------------    -----------
Net cash used in investing activities                (17,358)         (12,059)             (1,407)              -        (30,824)
Financing activities:
   Payments on revolving credit lines                      -          (26,084)                  -               -        (26,084)
   Intercompany                                      (52,497)          49,785               2,712               -              -
   Proceeds from bond offering                       115,000                -                   -               -        115,000
   Payment of bond issue cost                         (5,241)               -                   -               -         (5,241)
   Decrease in amounts due to GEC and
       affiliates                                          -           (1,221)                  -               -         (1,221)
   Dividend distribution                             (10,000)               -                   -               -        (10,000)
   Decrease in long-term borrowings                  (21,700)         (20,189)                  -               -        (41,889)
                                                  -----------    -------------    ----------------   -------------    -----------
Net cash provided by financing activities             25,562            2,291               2,712               -         30,565
Effect of exchange rate on cash                            -               90                (411)              -           (321)
                                                  -----------    -------------    ----------------   -------------    -----------
Increase in cash and cash equivalents                      -            3,001               1,178               -          4,179
Cash and cash equivalents at beginning
     of period                                            28            1,173               2,082               -          3,283
                                                  -----------    -------------    ----------------   -------------    -----------
Cash and cash equivalents at end of period          $     28       $    4,174       $       3,260      $        -      $   7,462
                                                  ===========    =============    ================   =============    ===========





                                                                   Combined           Combined
                                                      The          Guarantor       Non-Guarantor
                                                    Company       Subsidiaries      Subsidiaries      Eliminations       Total
                                                  -----------    -------------    ----------------   -------------    -----------
BALANCE SHEET DATA
(DECEMBER 31, 1997):
Current assets:
     Cash and cash equivalents                      $     28       $    1,173        $      2,082      $        -      $   3,283
     Short-term investments                            4,176                -                   -               -          4,176
     Accounts receivable, net                              -           29,230               8,778            (187)        37,821
     Inventories                                           -           39,494               8,496              78         48,068
    Other                                                  -              900                 635               -          1,535
                                                  -----------    -------------    ----------------   -------------    -----------
Total current assets                                   4,204           70,797              19,991            (109)        94,883
Property, plant and equipment, net                         -            9,351                 647               -          9,998
Goodwill                                                   -           32,008                  64               -         32,072
Investment in subsidiaries                            31,437           11,581                   -         (43,018)             -
Other assets                                             417              698                   7               -          1,122
Intercompany                                               -            4,000                   -          (4,000)             -
                                                  -----------    -------------    ----------------   -------------    -----------
Total assets                                        $ 36,058       $  128,435        $     20,709      $  (47,127)     $ 138,075
                                                  ===========    =============    ================   =============    ===========

Current liabilities:
     Accounts payable                               $      -       $   11,475        $      2,668      $        -      $  14,143
     Accrued expenses                                  3,227           25,466               2,430             597         31,720
     Deferred service revenue                              -            5,903               1,057               -          6,960
     Due to GEC                                            -              945                   -               -            945
Current portion of long-term debt                      1,000            2,495                   -               -          3,495
Intercompany                                           4,000                -                   -          (4,000)             -
                                                  -----------    -------------    ----------------   -------------    -----------
Total current liabilities                              8,227           46,284               6,155          (3,403)        57,263
Long-term debt, less current portion                  20,700           46,421                   -               -         67,121
Retirement obligations                                     -            3,414                  37               -          3,451
Other long-term liabilities                                -                -                   -           3,109          3,109
Intercompany                                               -           (1,155)              2,190          (1,035)             -
Stockholder's equity                                   7,131           33,471              12,327         (45,798)         7,131
                                                  -----------    -------------    ----------------   -------------    -----------
Total liabilities and stockholder's equity          $ 36,058       $  128,435        $     20,709      $  (47,127)     $ 138,075
                                                  ===========    =============    ================   =============    ===========





                                                                   Combined          Combined
                                                     The          Guarantor        Non-Guarantor
                                                   Company       Subsidiaries      Subsidiaries      Eliminations       Total
                                                  -----------    -------------    ----------------   -------------    -----------
INCOME STATEMENT DATA
(JANUARY 17, 1997 THROUGH DECEMBER 31, 1997):
Net revenue                                         $      -       $  154,934        $     42,773      $   (4,491)     $ 193,216
Cost of revenue                                            -          104,150              29,969          (4,468)       129,651
                                                  -----------    -------------    ----------------   -------------    -----------
Gross profit                                               -           50,784              12,804             (23)        63,565
Total operating expenses                                  33           41,888              10,645               -         52,566
                                                  -----------    -------------    ----------------   -------------    -----------
Operating income (loss)                                  (33)           8,896               2,159             (23)        10,999
Interest income (expense), net                           146           (2,079)                124               -         (1,809)
Other income (expense)                                     -              (36)                175               -            139
                                                  -----------    -------------    ----------------   -------------    -----------
Income (loss) before foreign income taxes                113            6,781               2,458             (23)         9,329
Foreign income taxes                                       -                -                 775               -            775
                                                  -----------    -------------    ----------------   -------------    -----------
Net income (loss)                                   $    113       $    6,781        $      1,683      $      (23)     $   8,554
                                                  ===========    =============    ================   =============    ===========

CASH FLOW DATA
(JANUARY 17, 1997 THROUGH DECEMBER 31, 1997):
Net cash provided by operating activities:          $    563       $   12,668        $      1,854      $        -      $  15,085
Investing activities:
Accounts receivable used in connection with
     acquisition of A. B. Dick                             -          (19,489)                  -               -        (19,489)
Acquisition of businesses, less of cash acquired      (2,589)          (3,076)                755               -         (4,910)
Purchases of property, plant and equipment                 -           (1,405)               (455)              -         (1,860)
Payments of acquisition liabilities                        -           (4,379)                  -               -         (4,379)
Decrease in short-term investments                     1,954                -                   -               -          1,954
                                                  -----------    -------------    ----------------   -------------    -----------
Net cash provided by (used in)
       investing activities                             (635)         (28,349)                300               -        (28,684)
Financing activities:
   Borrowings on revolving credit lines                    -           18,603                   -               -         18,603
   Intercompany                                            -                -                   -               -              -
   Increase in amounts due to GEC and affiliates           -           (2,436)                  -               -         (2,436)
   Decrease in long-term borrowings                        -             (914)                  -               -           (914)
                                                  -----------    -------------    ----------------   -------------    -----------
Net cash provided by financing activities                  -           15,253                   -               -         15,253
Effect of exchange rate on cash                                                              (521)                          (521)
                                                  -----------    -------------    ----------------   -------------    -----------
Increase (decrease) in cash and cash equivalents         (72)            (428)              1,633               -          1,133
Cash and cash equivalents at beginning of period         100            1,601                 449               -          2,150
                                                  -----------    -------------    ----------------   -------------    -----------
Cash and cash equivalents at end of period          $     28       $    1,173        $      2,082      $        -      $   3,283
                                                  ===========    =============    ================   =============    ===========




                                                              A. B. DICK
                                                      (THE PREDECESSOR COMPANY)
                                                  -------------------------------
                                                    Guarantor       Non-Guarantor
                                                   Subsidiaries    Subsidiaries      Eliminations         Total
                                                  ------------------------------  ----------------   -------------
INCOME STATEMENT DATA
(APRIL 1, 1996 THROUGH JANUARY 16, 1997):
Net revenue                                         $128,732       $   32,633        $     (3,951)      $ 157,414
Cost of revenue                                       95,948           23,061              (3,951)        115,058
                                                  -----------    -------------    ----------------   -------------
Gross profit                                          32,784            9,572                   -          42,356
Total operating expenses                              33,995            8,978                   -          42,973
                                                  -----------    -------------    ----------------   -------------
Operating income (loss)                               (1,211)             594                   -            (617)
Interest income (expense), net                           196              597                   -             793
Other income (expense)                                  (793)             162                   -            (631)
                                                  -----------    -------------    ----------------   -------------
Income (loss) before foreign income taxes             (1,808)           1,353                   -            (455)
Foreign income taxes                                       -              651                   -             651
                                                  -----------    -------------    ----------------   -------------
Net income (loss)                                   $ (1,808)      $      702        $          -       $  (1,106)
                                                  ===========    =============    ================   =============

CASH FLOW DATA
(APRIL 1, 1996 THROUGH JANUARY 16, 1997):
Net cash provided by (used in) operating activities:$  8,342       $     (861)       $          -       $   7,481
Investing activities:
Purchases of property, plant and equipment            (3,561)            (399)                  -          (3,960)
                                                  -----------    -------------    ----------------   -------------
Financing activities:
   Decrease in amounts due to GEC and affiliates      (8,834)         (17,473)                  -         (26,307)
   Decrease in long-term borrowings                     (172)               -                   -            (172)
                                                  -----------    -------------    ----------------   -------------
Net cash used in financing activities                 (9,006)         (17,473)                  -         (26,479)
Effect of exchange rate on cash                            -             (903)                  -            (903)
                                                  -----------    -------------    ----------------   -------------
Decrease in cash and cash equivalents                 (4,225)         (19,636)                  -         (23,861)
Cash and cash equivalents at beginning of period       5,827           20,085                   -          25,912
                                                  -----------    -------------    ----------------   -------------
Cash and cash equivalents at end of period          $  1,602       $      449        $          -       $   2,051
                                                  ===========    =============    ================   =============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company.

Name                         Age   Position with the Company
Gerald J. McConnell          57    President and Chief Executive Officer
A. Keith Drewett             52    Vice President
Edward J. Suchma             55    Vice President and Chief Financial Officer
John H. Fountain             35    Chairman of the Board
Donald F. Hastings           70    Director
John J. Kahl, Jr.            58    Director
John R. Tomsich              32    Director
Robert J. Tomsich            68    Director
James W. Wert                52    Director

Set forth below is a brief description of the business experience of each director and executive officer of the Company.

MR. MCCONNELL has served as President and Chief Executive Officer of the Company since March 1998. Mr. McConnell has served as President and Chief Executive Officer of A. B. Dick since 1995. Prior to joining A. B. Dick, Mr. McConnell served as President and Chief Executive Officer of American Paper Group, Inc., a specialty envelope manufacturing company, from March 1995 to December 1995, and as Chief Executive Officer of MAN Roland Inc., a printing press manufacturer, from 1990 to 1995.

MR. DREWETT has served as Vice President of the Company since March 1998. Mr. Drewett has served as President and Chief Executive Officer of Curtis since July 1998. Mr. Drewett previously served as President-Automotive and Industrial Division of Curtis from May 1992 and Senior Vice President of Curtis from May 1997 to July 1998.

MR. SUCHMA has served as Vice President and Chief Financial Officer of the Company since November 1998. He has also served as Vice President and Chief Financial Officer of A. B. Dick since November 1998. Mr. Suchma previously served as Chief Financial Officer and Advisor to the Chairman of LaserMaster Technologies, Inc., a hardware and software solutions provider to the printing industry from 1996 to 1997. Prior to joining LaserMaster, Mr. Suchma was with Rockwell Graphic Systems from 1986 through 1996, most recently as its Executive Vice President.

MR. FOUNTAIN has served as Chairman of the Board of Directors of the Company since March 1998 and a member of the Board's Executive Committee since May 1998. Mr. Fountain served as Secretary and Treasurer of the Company since its inception in September 1996 through March 1998, as Vice President from November 1996 to present, and as director since January 1997. Mr. Fountain has been a Vice President of Nesco, Inc. since 1993. Mr. Fountain is the son-in-law of Mr. Robert Tomsich.

MR. HASTINGS has served as a Director of the Company since March 1998. Mr. Hastings served as Chairman of Lincoln Electric Company, a welding products manufacturer, from 1992 through 1997, and Chief Executive Officer of Lincoln Electric Company from 1992 through 1996. Mr. Hastings also serves as a director of Continental Global Group, Inc.

MR. KAHL, JR. has served as a Director of the Company since March 1998. Mr. Kahl is Chairman and Chief Executive Officer of Manco, Inc., a manufacturer of pressure sensitive tapes for household and automotive repairs, mailing and shipping supplies, weatherstripping and related home energy products and labels. Mr. Kahl also serves as a director of Applied Industrial Technologies Inc. and Royal Appliance Mfg. Co.

MR. JOHN TOMSICH has served as a Director of the Company since January 1997 and served as a Vice President of the Company since its inception through March 1998. In addition, Mr. John Tomsich has served as Vice President of Nesco, Inc. since 1995 and in various other management positions with Nesco, Inc. since 1990. Mr. John Tomsich also serves as director of Continental Global Group, Inc. Mr. John Tomsich is the son of Mr. Robert Tomsich.

MR. ROBERT TOMSICH has served as a Director of the Company since its inception and served as President of the Company from its inception to March 1998. In addition, Mr. Robert Tomsich has served as President and a Director of Nesco, Inc. (including predecessors of Nesco, Inc.) since 1956. Mr. Robert Tomsich also serves as director of Continental Global Group, Inc. Mr. Robert Tomsich is the father of Mr. John Tomsich and the father-in-law of Mr. John Fountain.

MR. WERT has served as a Director of the Company from January to April 1997 and since March 1998 and as Chair of the Board's Executive Committee since May 1998. Prior to his service with the Company, Mr. Wert held a variety of executive management positions with KeyCorp, a financial services company based in Cleveland, Ohio, and KeyCorp's predecessor, Society Corporation. Mr. Wert served as Senior Executive Vice President and Chief Investment Officer of KeyCorp from 1995 to 1996. Prior to that time, he served as Senior Executive Vice President and Chief Financial Officer of KeyCorp. for two years and Vice Chairman, Director and Chief Financial Officer of Society Corporation for four years. Mr. Wert also serves as a director of Continental Global Group, Inc. and as Chairman of the Executive and Compensation Committees of the Board of Directors, of Park-Ohio Industries, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer and the other most highly compensated officers of the Company having total annual salary and bonus in excess of $100,000.


                                                                 ANNUAL COMPENSATION
                                                                 -------------------
         NAME AND PRINCIPAL                                                          OTHER ANNUAL
         POSITION                    PERIOD ENDED           SALARY       BONUS      COMPENSATION (1)
         --------                    ------------           ------       -----     ------------------
     Gerald J. McConnell,          December 31, 1998       $300,390     $     --      $   8,410
       President and Chief         December 31, 1997        259,135(2)   125,000         18,952
       Executive Officer             January 17, 1997       222,115(3)        --        140,011(4)

     A. Keith Drewett,             December 31, 1998       $183,500     $ 84,000      $ 374,541
       Vice President              December 31, 1997        160,000       42,560         12,472
                                   December 31, 1996        160,000       32,480         11,361

     Edward J. Suchma,             December 31, 1998       $ 20,193     $     --      $      --
       Vice President and Chief    December 31, 1997             --           --             --
        Financial Officer          December 31, 1996             --           --             --

     Maurice P. Andrien, Jr. (5)   December 31, 1998       $102,083     $     --      $ 813,096
       President and Chief         December 31, 1997        245,000       93,100         10,811
       Executive Officer of Curtis December 31, 1996        245,000      105,350         10,482


(1) Amounts shown for the year and period ended December 31, 1998 reflect contributions made by A. B. Dick or Curtis on behalf of the named executives under the applicable 401(k) plan, life insurance premiums paid, car payments and miscellaneous payments made on behalf of the named executives, as follows:

                                           Mr. McConnell     Mr. Drewett       Mr. Suchma       Mr. Andrien
         401(k) Plan                          2,500             2,908              ---              ---
         Life Insurance Premiums                ---             2,893              ---              ---
         Car Payments and Miscellaneous       5,910             7,500              908            3,274
         Severance                              ---               ---              ---          142,917
         Payment under an agreement (6)         ---           361,240              ---          666,905


(2) Reflects 49-week period from January 17, 1997 to December 31, 1997 at annual salary of $275,000.
(3) Reflects 42-week period from April 1, 1996 to January 16, 1997 at annual salary of $275,000.
(4) Includes $125,000 payment made on behalf of A. B. Dick, GEC Incorporated and General Electric Company, p.l.c. for the settlement and release of certain compensation claims relating to the sale of A. B. Dick to the Company.
(5) Mr. Andrien resigned his positions with Curtis effective May 31, 1998.
(6) In connection with the Curtis acquisition, Mr. Drewett and Mr. Andrien entered into an agreement dated December 6, 1997. All amounts due and payable under the agreement were paid in March 1998.

DIRECTOR COMPENSATION

Each director of the Company not employed by the Company or any entity affiliated with the Company is entitled to receive $25,000 per year for serving as a director of the Company. In addition, the Company will reimburse such directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

EMPLOYMENT, SEVERANCE AND BONUS AGREEMENTS

On November 10, 1995, A. B. Dick entered into a letter agreement with Gerald J. McConnell providing for Mr. McConnell's employment as President and Chief Executive Officer of A. B. Dick. The agreement is for a five-year term ending on December 3, 2000 and provides for an annual base salary of not less than $275,000. Mr. McConnell's current base salary is $302,500. The agreement also provides for an annual bonus of up to 25% of Mr. McConnell's salary if the Company achieves certain financial performance goals. If Mr. McConnell's employment is terminated for any reason other than for cause or as result of permanent total disability, A. B. Dick is required to pay Mr. McConnell his base salary for twelve months from the date of termination and Mr. McConnell has no duty to mitigate by seeking other employment. Under the agreement, Mr. McConnell is not permitted to compete against A. B. Dick or any of its subsidiaries for a period of twelve months following the termination or expiration of the agreement.

On February 28, 1996, Curtis entered into a Severance and Non-Competition Agreement with Maurice P. Andrien, Jr., which was amended April 21, 1998. Mr. Andrien resigned his positions with Curtis effective May 31, 1998 and, in accordance with the Agreement as amended, he will receive continued salary payments (at a rate of $245,000 per year) for the period of June 1, 1998, through May 31, 2000, and continued participation in all employee benefit plans until May 31, 2000 (having an estimated value of $29,800), or until he receives equivalent coverage and benefits from a subsequent employer, if earlier. Thus, the maximum aggregate benefits payable to Mr. Andrien under the amended Agreement are approximately $519,800. The Agreement precludes Mr. Andrien from competing with Curtis or soliciting or employing any employee, officer, or agent of Curtis for twelve months following termination of employment with Curtis.

On July 2, 1998, Curtis entered into a letter agreement with A. Keith Drewett providing for Mr. Drewett's employment as President and Chief Executive Officer of Curtis. The agreement provides for an initial base salary at the rate of $200,000 per year. Mr. Drewett is eligible to participate in the bonus compensation plan available to executive officers of Curtis, under which bonuses are determined in the discretion of the Curtis Board of Directors. If Mr. Drewett's employment is terminated for any reason other than for cause, or if Mr. Drewett ceases to be employed by Curtis on account of death or permanent disability, or if Mr. Drewett voluntarily ceases his employment with Curtis for any reason on or after December 6, 1998, then Curtis will be required to pay Mr. Drewett severance payments calculated upon his base salary for twenty-four months, to pay bonuses earned prior to such termination or cessation of employment, and to continue his participation in all employee benefit plans for such twenty-four month period or until he receives substantially comparable coverage and benefits from a subsequent employer, if earlier. The agreement precludes Mr. Drewett from competing with Curtis, the Company or its subsidiaries, or from soliciting or employing any employee, officer or agent of Curtis, the Company or its subsidiaries, for twelve months following cessation of employment with Curtis. If Mr. Drewett were to separate from Curtis under the circumstances described above, at his current annual salary of $200,000, the maximum aggregate benefits payable to him under the agreement (including assumed continuation of employee benefit plan participation for twenty-four months at an estimated value of $21,400) would be approximately $421,400, plus bonuses earned, if any, prior to his cessation of employment.

In connection with the Curtis Acquisition, Mr. Andrien and Curtis also entered into a Bonus Award Agreement on December 6, 1997. The agreement requires Curtis to pay Mr. Andrien quarterly payments of $10,920 through September 3, 1999, followed by a payment of $634,920 on December 3, 1999. The Company guaranteed the payment of all amounts payable to Mr. Andrien under the Bonus Award Agreement. In March 1998, Curtis paid all amounts due or that would become due in the future under the Bonus Award Agreement.

In connection with the Curtis Acquisition, Mr. Drewett and Curtis also entered into a Bonus Award Agreement on December 6, 1997. The agreement requires Curtis to pay Mr. Drewett quarterly payments of $5,915 through September 3, 1999, followed by a payment of $343,915 on December 3, 1999. The Company guaranteed the payment of all amounts payable to Mr. Drewett under the Bonus Award Agreement. In March 1998, Curtis paid all amounts due or that would become due in the future under the Bonus Award Agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth the beneficial ownership of the outstanding equity securities of the Company as of March 15, 1998:



                  NUMBER OF SHARES     TITLE OF CLASS            NAME AND ADDRESS
                                                                 OF BENEFICIAL OWNER
                       1,000           Class A, Common              NES Group, Inc. (1)
                                       Stock, no par value          6140 Parkland Blvd.
                                                                    Mayfield Hts., OH  44124

                      19,000           Class B, Common              NES Group, Inc. (1)
                                       Stock, no par value          6140 Parkland Blvd.
                                                                    Mayfield Hts., OH  44124


(1) All of the Company's issued and outstanding capital stock is owned by NES Group, Inc. which is 100% owned by Mr. Robert J. Tomsich. Mr. Tomsich may be deemed to be the beneficial owner of the Company's capital stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMMON OWNERSHIP

The Company is a Delaware corporation formed in September, 1996. All of the outstanding capital stock of the Company is beneficially owned by NES Group, Inc., which is beneficially owned by Robert J. Tomsich. Mr. Tomsich also beneficially owns all the outstanding capital stock of Nesco, Inc., which has entered into a management agreement with the Company as described below.

The Company used a portion of the proceeds of the Series A Notes Offering to fund a dividend. As the Company's sole stockholder, NES Group, Inc. was the recipient of such dividend.

TAX PAYMENT AGREEMENT

The Company and the Subsidiary Guarantors have entered into a tax payment agreement with NES Group, Inc. providing for monthly payments by each entity to NES Group, Inc. in an amount equal to the greater of (i) the total federal, state, local and, under certain circumstances, foreign income tax liability attributable to such entity's operations for the monthly period, determined on an annualized basis, and (ii) one-twelfth the total federal, state, local and foreign income tax rates imposed by Section 1 of the Internal Revenue Code of 1986, as amended, and by the equivalent provisions of state, local and foreign income tax laws. These tax payments will not recognize any future carry-forward or carry-back tax benefits to the Company and the Subsidiary Guarantors. Future direct and indirect Subsidiaries of the Company also will become parties to the tax payment agreement.

MANAGEMENT AGREEMENT

The Company and Nesco, Inc. have entered into a management agreement (the "Management Agreement"), the material terms of which are summarized below. Under the Management Agreement, Nesco, Inc. has agreed to provide general management oversight services on a regular basis for the benefit of the Company, in regard to business activities involving financial results, legal issues and long-term planning relative to current operations and acquisitions. Business development services will include assistance in identifying and acquiring potential acquisition candidates, including negotiations and contractual preparations in connection therewith. Financial planning will include assistance in developing banking relationships and monitoring cash investments through professional money management accounts. Under the terms of the Management Agreement, the Company has agreed to pay Nesco, Inc. a management fee for such services equal to 5% of the Company's earnings before interest and estimated taxes, depreciation, amortization and other expense (income) (which fee would have been $1.2 million on a pro forma basis for 1997). Prior to entering into the Management Agreement, the management fee was 1.0% of net revenue. The management fee will be payable in monthly installments. The Management Agreement will remain in effect until terminated by either party upon not less than 60 days' written notice prior to an anniversary date of the Management Agreement. The Company believes there are efficiency benefits from having these management services provided by Nesco, Inc. and believes that the terms of the management agreement are reasonable. Due to the specialized nature of these services and the efficiencies associated with provision of such services by Nesco, Inc., the Company has not undertaken to determine whether more favorable terms could be obtained from an unrelated third party.

The Company will also separately employ, as required, independent auditors, outside legal counsel and other consulting services. Such services will be paid directly by the Company.

CURTIS OFFICE LEASE

Lander Enterprises Co. L.P., an affiliate of the Company ("Lander"), and Curtis have entered into a lease agreement (the "Lease") for Curtis' headquarters in Mayfield Heights, Ohio. The initial term of the Lease expires on September 22, 2006, and Curtis has the option to renew for two additional five-year terms. Curtis is obligated to pay Lander monthly rent of $37,333 during the first three years of the Lease term, $44,800 during the years four through seven and $53,200 during years eight through ten. Rent for any renewal term shall be equal to 95% of fair market rent at the time of renewal. Curtis has a right of first refusal on any additional space that becomes available for lease in the building during the Lease terms and has an option to lease additional space in the building commencing in the sixth year of the Lease. At the end of the fifth year of the Lease, Curtis will receive a credit of $5.00 per square foot to complete any refurbishing Curtis deems necessary or desirable. Lander has furnished Curtis with a cash allowance of $0.5 million to fund build-out costs, repayable in 120 equal monthly installments of $6,552. The Company believes this transaction is on terms that are no less favorable than those that would have been obtained in a comparable transaction with an unrelated person. The remaining balance of the promissory note evidencing the cash allowance was discharged with the proceeds of the Series A Notes Offering.

A.    B. DICK OFFICE LEASE

Par Realty Ltd., L.P., an affiliate of the Company ("Par"), and A. B. Dick have entered into a lease agreement (the "A. B. Dick Lease") for A. B. Dick's new headquarters in Niles, Illinois. The initial term of the A. B. Dick Lease extends for ten years from the date A. B. Dick takes possession of the premises, which took place on September 1, 1998. A. B. Dick has the option to extend the term for one additional five-year period at the expiration of the initial term. The monthly rent payable by A. B. Dick to Par under the A. B. Dick Lease is approximately $29,000, which will increase 3% per year commencing with the second lease year. The Company believes this transaction is on terms that are no less favorable than those that would have been obtained in a comparable transaction with an unrelated person.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) Documents filed as part of this report:

         1.    Consolidated Financial Statements.

                  The consolidated financial statements listed below together with the report thereon of the independent auditors dated March 19, 1999 are included in Item 8.

                  Report of Independent Auditors

                  Consolidated Balance Sheets of Paragon Corporate Holdings Inc. as of December 31, 1998 and 1997

                  Consolidated Statements of Operations for Paragon Corporate Holdings Inc. for the year ended December 31, 1998 and for the eleven-month and fifteen-day period ended December 31, 1997, and A.B. Dick Company (the Predecessor Company) for the nine-month and sixteen-day period ended January 16, 1997

                  Consolidated Statements of Stockholder's Equity for Paragon Corporate Holdings Inc. for the year ended December 31, 1998 and for the eleven-month and fifteen-day period ended December 31, 1997, and for A.B. Dick Company (the Predecessor Company) for the nine-month and sixteen day period ended January 16, 1997

                  Consolidated Statements of Cash Flows for Paragon Corporate Holdings Inc. for the year ended December 31, 1998 and for the eleven-month and fifteen-day period ended December 31, 1997, and for A.B. Dick Company (the Predecessor Company) for the nine-month and sixteen-day period ended January 16, 1997

                  Notes to Consolidated Financial Statements

         2.    Financial Statement Schedules

                  Financial statement schedules for Paragon Corporate Holdings Inc. and it subsidiaries have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or the related footnotes.

         3. Exhibits Required to be filed by Item 601 of Regulation S-K.

                  The information required by this paragraph is contained in the Index of Exhibits to this report which is incorporated herein by reference.

(B) Reports on Form 8-K.

           None

ITEM 15.  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) the Securities Act of 1994, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1999.
                  .        PARAGON CORPORATE HOLDINGS INC.

                               By: /s/ Gerald J. McConnell
                                   -----------------------
                                   Name:  Gerald J. McConnell
                                   Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



       SIGNATURE                            TITLE                                       DATE

/s/  Gerald J. McConnell                    President and Chief Executive Officer       March 29, 1999
------------------------------------        (Principal Executive Officer)
 Gerald J. McConnell

/s/    A. Keith Drewett                     Vice President                              March 29, 1999
------------------------------------
A.Keith Drewett

/s/  Edward J. Suchma                       Vice President and Chief Financial Officer  March 29, 1999
------------------------------------        (Principal Financial Officer and Principal
Edward J. Suchma                            Accounting Officer)

/s/  John  H. Fountain                      Director                                    March 29, 1999
------------------------------------
John H. Fountain

/s/  Donald F. Hastings                     Director                                    March 29, 1999
------------------------------------
Donald F. Hastings

/s/  John  J. Kahl, Jr.                     Director                                    March 29, 1999
------------------------------------
John J. Kahl, Jr.

/s/  John R. Tomsich                        Director                                    March 29, 1999
------------------------------------
John R. Tomsich

/s/  Robert J. Tomsich                      Director                                    March 29, 1999
------------------------------------
Robert J. Tomsich

/s/  James W. Wert                          Director                                    March 29, 1999
------------------------------------
James W. Wert



Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report to security holders covering the registrant's last fiscal year and no proxy statement, form or proxy or other soliciting material with respect to any annual or other meeting of security holders has been or will be sent to security holders.

                         PARAGON CORPORATE HOLDINGS INC.
                                    FORM 10-K
                                INDEX OF EXHIBITS


  Exhibit
  Number     Description of Exhibit
  ------     ----------------------

    3.1       Certificate of Incorporation of Paragon Corporate Holdings Inc.,                           *
              as currently in effect.
    3.2       By-Laws of Paragon Corporate Holdings Inc. as currently in effect                          *
    3.3       Certificate of Incorporation of A.B. Dick Company, as currently in                         *
              effect
    3.4       By-Laws of A.B. Dick Company, as currently in effect.                                      *
    3.5       Certificate of Incorporation of Curtis Industries, Inc. as                                 *
              currently in effect.
    3.6       By-Laws of Curtis Industries, Inc. as currently in effect.                                 *
    3.7       Certificate of Incorporation of Itek Graphix Corp. , as currently                          *
              in effect.
    3.8       By-Laws of Itek Graphix Corp., as currently in effect.                                     *
    3.9       Certificate of Incorporation of Curtis Sub, Inc., as currently in                          *
              effect.
   3.10       By-Laws of Curtis Sub, Inc., as currently in effect.                                       *
    4.1       Indenture, dated as of April 1, 1998, among Paragon Corporate                              *
              Holdings Inc., A.B. Dick Company, Curtis Industries, Inc., Itek
              Graphix Corp., Curtis Sub, Inc and Norwest Bank Minnesota,
              National Association, as Trustee (containing, as exhibits, specimens of the Series A Notes and the Series B Notes).
    4.4       Credit and Security Agreement, dated as of April 1, 1998 between                           *
              Paragon Corporate Holdings Inc. and Key Corporate Capital Inc.
   10.1       Agreement and Plan of Merger, dated as of November 6, 1997, among                          *
              Paragon Corporate Holdings Inc., Curtis Industries, Inc. and
              Curtis Acquisition Group.
   10.2       Stock Purchase Agreement, dated as of December 19, 1996, between                           *
              Paragon Corporate Holdings Inc. and GEC Incorporated.
   10.3       Management Agreement, dated as of April 1, 1998, between Paragon                           *
              Corporate Holdings Inc. and NESCO, Inc.
   10.4       Tax Payment Agreement, dated as of April 1, 1998, among Paragon                            *
              Corporate Holdings Inc., A.B. Dick Company, Curtis Industries,
              Inc., Itek Graphix Corp., Curtis Sub, Inc. and NES Group, Inc.
   10.5       Agreement dated November 10, 1995 between A.B. Dick Company and                            *
              Gerald J McConnell.
   10.6       Severance and Non-Competition Agreement dated February 28, 1996                            *
              between Curtis Industries, Inc. and A. Keith Drewett.
   10.7       Severance and Non-Competition Agreement dated February 28, 1996                            *
              between Curtis Industries, Inc. and Maurice P. Andrien, Jr. as
              amended April 22, 1998.
   10.8       Agreement dated July 2, 1998 among Curtis Industries, Inc.,                               **
              Paragon Holdings Inc. and A. Keith Drewett.
     12       Statement regarding computation of ratios of earnings to fixed charges
     21       Subsidiaries of registrant
     27       Financial Data Schedule


* Incorporated by reference from Form S-4 Registration Number 333-51569 filed under the Securities Act of 1933, as amended
** Incorporated by reference from Amendment No. 2 to Form S-4 Registration Number 333-51569 filed July 17, 1998 under the Securities Act of 1933, as amended