Form 10-Q
period 1999-03-31
PARAGON CORPORATE HOLDINGS INC
filed 1999-05-17
CIK 1060513

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999

                          Commission File No. 333-51569

                         PARAGON CORPORATE HOLDINGS INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                               34-1845312
(State or other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


                    CO-REGISTRANTS AND SUBSIDIARY GUARANTORS

A.B. Dick Company                                             Delaware                  04-3892065
Curtis Industries, Inc.                                       Delaware                  13-3583725
Itek Graphix Corp.                                            Delaware                  04-2893064
Curtis Sub, Inc.                                              Delaware                  34-1737529


Paragon Corporate Holdings Inc.          A.B. Dick Company                 Curtis Industries, Inc.
7400 Caldwell Avenue                     7400 Caldwell Avenue              6140 Parkland Boulevard
Niles, Illinois 60714                    Niles, Illinois 60714             Mayfield Heights, Ohio 44124
(847) 779-2500                           (847) 779-1900                    (440) 446-9700


                  Itek Graphix Corp.                    Curtis Sub, Inc.
                  7400 Caldwell Avenue                  6140 Parkland Boulevard
                  Niles, Illinois 60714                 Mayfield Heights, Ohio 44124
                  (847) 779-1900                        (440) 446-9700


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

As of April 30, 1999, there were 1,000 shares of the registrant's Class A common stock outstanding.

As of April 30, 1999, there were 19,000 shares of the registrant's Class B common stock outstanding.

                                      INDEX

                         PARAGON CORPORATE HOLDINGS INC.

Part I   Financial Information                                                              Page Number

         Item 1  Financial Statements (Unaudited).........................................       1

                 Condensed Consolidated Balance Sheets
                 March 31, 1999 and December 31, 1998.....................................       2

                 Condensed Consolidated Statements of Operations
                 Three Months ended March 31, 1999 and 1998...............................       3

                 Condensed Consolidated Statements of Cash Flows
                 Three Months ended March 31, 1999 and 1998...............................       4

                 Notes to Condensed Consolidated Financial Statements.....................    5-12

         Item 2  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................................   13-16

         Item 3  Quantitative and Qualitative Disclosures About Market Risk...............      16

Part II  Other Information

         Item 6  Exhibits and Reports on Form 8-K.........................................      17

         Signatures.......................................................................      18

                          Part I. Financial Information

                    Item I. Financial Statements (Unaudited)

                         PARAGON CORPORATE HOLDINGS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                                               March 31, 1999      December 31, 1998
                                                                                               --------------      -----------------
                                                                                                 (Unaudited)
ASSETS:
Current Assets:
   Cash and cash equivalents                                                                         $   6,273            $   7,462
   Short-term investments                                                                               20,365               21,534
   Accounts receivable, net                                                                             37,511               40,579
   Inventories                                                                                          48,956               48,094
   Other                                                                                                 2,593                2,458
                                                                                                     ---------            ---------
      Total current assets                                                                             115,698              120,127

Property, plant and equipment, less
   accumulated depreciation                                                                             19,630               18,700
Goodwill                                                                                                31,568               31,861
Other assets                                                                                             4,606                4,721
                                                                                                     ---------            ---------

                                                                                                     $ 171,502            $ 175,409
                                                                                                     =========            =========


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT):
Current liabilities:
   Accounts payable                                                                                  $  20,503            $  23,471
   Accrued compensation                                                                                  5,635                8,302
   Accrued other                                                                                        18,830               16,362
   Deferred service revenue                                                                              6,581                6,502
   Due to GEC                                                                                            1,824                1,724
   Current portion of long-term debt                                                                     1,047                  997
                                                                                                     ---------            ---------
      Total current liabilities                                                                         54,420               57,358

Senior Notes                                                                                           115,000              115,000
Long-term debt, less current portion                                                                     4,650                1,886
Retirement obligations                                                                                   3,641                3,641
Other long-term liabilities                                                                              2,556                2,643

Stockholder's equity (deficit):
   Common stock, no par value, Authorized 2,000 shares of Class A (voting) and
     28,000 shares of Class B (non-voting); issued and outstanding 1,000 shares
     of Class A and 19,000 shares of Class B, at stated value                                                1                    1
   Paid-in capital                                                                                          47                   47
   Retained earnings (deficit)                                                                          (7,734)              (4,279)
   Accumulated other comprehensive loss                                                                 (1,079)                (888)
                                                                                                     ---------            ---------
      Total stockholder's equity (deficit)                                                              (8,765)              (5,119)
                                                                                                     ---------            ---------

                                                                                                     $ 171,502            $ 175,409
                                                                                                     =========            =========


See notes to condensed consolidated financial statements.

                           PARAGON CORPORATE HOLDINGS INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                                     Three Months Ended
                                                                                          March 31, 1999            March 31, 1998
                                                                                          --------------            --------------
                                                                                                          (Unaudited)
Net revenue                                                                                  $ 63,368                      $ 63,948
Cost of revenue                                                                                40,039                        37,973
                                                                                             --------                      --------

Gross profit                                                                                   23,329                        25,975

COSTS AND EXPENSES
Sales and marketing expenses                                                                   10,643                        10,958
General and administrative expenses                                                            10,174                        10,034
Research and development                                                                          781                           761
Depreciation and amortization                                                                   1,671                         1,231
Management fee                                                                                     69                           636
Relocation and severance costs                                                                    753                           351
                                                                                             --------                      --------
                                                                                               24,091                        23,971
                                                                                             --------                      --------

Operating income (loss)                                                                          (762)                        2,004
Interest expense, net                                                                          (2,796)                       (1,617)
Other income (expense)                                                                             74                          (102)
                                                                                             --------                      --------
Income (loss) before income taxes                                                              (3,484)                          285
Income taxes (benefit)                                                                            (29)                          215
                                                                                             --------                      --------
Net income (loss)                                                                            $ (3,455)                     $     70
                                                                                             ========                      ========



See notes to condensed consolidated financial statements.

                          PARAGON CORPORATE HOLDINGS INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     Three Months Ended         Three Months Ended
                                                                                       March 31, 1999              March 31, 1998
                                                                                       --------------              --------------
                                                                                                      (Unaudited)
Operating activities:
   Net income (loss)                                                                       $(3,455)                  $    70
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Provision for depreciation and amortization                                            1,671                     1,231
      Changes in operating assets and liabilities                                           (1,038)                   (2,829)
                                                                                           -------                   -------
Net cash used in operating activities                                                       (2,822)                   (1,528)


Investing activities:
   Purchases of property, plant and equipment                                               (1,690)                   (1,672)
   Payments of acquisition liabilities                                                         (69)                     (520)
   Decrease in short-term investments                                                        1,169                       338
                                                                                           -------                   -------
Net cash used in investing activities                                                         (590)                   (1,854)


Financing activities:
   Increase in amounts due to GEC and affiliates                                               100                        96
   Decrease in long-term borrowings                                                           (186)                   (1,441)
   Borrowings on revolving credit lines                                                      2,500                     5,228
                                                                                           -------                   -------
Net cash provided by financing activities                                                    2,414                     3,883
Effect of exchange rate changes on cash                                                       (191)                      155
                                                                                           -------                   -------
Increase (decrease) in cash and cash equivalents                                            (1,189)                      656
Cash and cash equivalents at beginning of period                                             7,462                     3,283
                                                                                           -------                   -------

Cash and cash equivalents at end of period                                                 $ 6,273                   $ 3,939
                                                                                           =======                   =======




See notes to condensed consolidated financial statements.

                         Paragon Corporate Holdings Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 (In Thousands)

A. ORGANIZATION

Paragon Corporate Holdings Inc. ("the Company") is a Delaware holding company organized in September 1996. The Company has no independent operations or investments other than its investments in its subsidiaries, except that the Company has temporarily invested, at the holding company level, the residual proceeds from the Senior Notes issued during 1998. NES Group, Inc. is the sole stockholder of the Company.


B. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes of Paragon Corporate Holdings Inc. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

C. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

D. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three month periods ended March 31, 1999 and 1998 are as follows:

                                                         Three months ended
                                                               March  31
                                                        1999               1998
                                                      -------            -------
Net income (loss)                                     $(3,455)           $    70
Foreign currency translation
       adjustment                                        (191)               155
                                                      -------            -------

Comprehensive income (loss)                           $(3,646)           $   225
                                                      =======            =======


E. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, short-term investments, trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying amount of long-term debt exceeds its fair value at March 31, 1999 by $26,400. The fair value has been determined using the market price of the related securities at March 31, 1999.

F. INVENTORIES

Domestic inventories, which represent approximately 80% of total consolidated inventory, are determined on the last-in, first-out (LIFO) basis and foreign inventories are determined on the first-in, first-out (FIFO) basis. Where necessary, reserves are provided to value inventory at the lower of cost or market.

         Inventories are summarized as follows:

                                          March 31, 1999     December 31, 1998
                                          --------------     -----------------
Raw materials and work in process            $  7,001           $  6,768
Finished goods                                 42,363             41,638
LIFO reserve                                     (408)              (312)
                                             --------           --------
                                             $ 48,956           $ 48,094
                                             ========           ========


G. INCOME TAXES

The Company and its domestic subsidiaries have elected Subchapter S Corporation status for United States income tax purposes. Accordingly, the Company's United States operations are not subject to income taxes as separate entities. The Company's United States income is included in the income tax returns of the stockholder. Under the terms of the Tax Payment Agreement with the Stockholder, the Company makes distributions to the stockholder for payment of income taxes if required.

H. SEGMENT INFORMATION

The Company operates in two industry segments: Printing Equipment and Supplies and Automotive and Industrial Supplies.

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

                                                                                                       Three months ended
                                                                                                           March  31
                                                                                                1999                         1998
                                                                                                ----                         ----
Net revenues:
     Printing equipment and supplies                                                          $ 42,944                     $ 43,639
     Automotive and industrial supplies                                                         20,424                       20,309
                                                                                              --------                     --------
     Total net revenue                                                                        $ 63,368                     $ 63,948
                                                                                              ========                     ========
Depreciation and amortization:
     Printing equipment and supplies                                                          $    561                     $    341
     Automotive and industrial supplies                                                          1,110                          890
                                                                                              --------                     --------
    Total depreciation and amortization                                                       $  1,671                     $  1,231
                                                                                              ========                     ========
Operating income (loss):
     Printing equipment and supplies                                                          $ (1,467)                    $  1,590
     Automotive and industrial supplies                                                            855                          431
                                                                                              --------                     --------
                                                                                                  (612)                       2,021
Corporate and other expense                                                                        (76)                        (119)

Interest expense, net                                                                           (2,796)                      (1,617)
                                                                                              --------                     --------
Income (loss) before taxes                                                                    $ (3,484)                    $    285
                                                                                              ========                     ========

I.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The Company's domestic subsidiaries, all of which are directly or indirectly wholly owned, are the only guarantors of Senior Notes. The guarantees are full, unconditional and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors.

The Company's foreign subsidiaries are not guarantors of the Senior Notes. Summarized consolidating balance sheets as of March 31, 1999 and December 31, 1998 for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):

                                                                 Combined          Combined
                                                   The           Guarantor       Non-Guarantor
                                                 Company        Subsidiaries      Subsidiaries        Eliminations         Total
                                                 -------        ------------      ------------        ------------         -----
BALANCE SHEET DATA
(MARCH 31, 1999):
Current assets:
  Cash and cash equivalents                    $      36          $   4,749         $   1,488          $      --          $   6,273
  Short-term investments                          20,365                 --                --                 --             20,365
  Accounts receivable, net                            --             27,441            10,070                 --             37,511
  Inventories                                         --             39,001            10,151               (196)            48,956
  Other                                              526              1,174               893                 --              2,593
                                               ---------          ---------         ---------          ---------          ---------
Total current assets                              20,927             72,365            22,602               (196)           115,698

Property, plant and
   equipment, net                                     --             18,587             1,043                 --             19,630
Goodwill                                              --             31,510                58                 --             31,568
Investment in subsidiary                          70,314             13,803                --            (84,117)                --
Other assets                                       4,577                 22                 7                 --              4,606
Intercompany                                      18,517                 --                --            (18,517)                --
                                               ---------          ---------         ---------          ---------          ---------
                                               $ 114,335          $ 136,287         $  23,710          $(102,830)         $ 171,502
                                               =========          =========         =========          =========          =========

Current liabilities:
  Accounts payable                             $      --          $  17,816         $   2,687          $      --          $  20,503
  Accrued expenses                                 5,600             16,371             2,497                 (3)            24,465
  Deferred service revenue                            --              5,123             1,458                 --              6,581
  Due to GEC                                          --              1,824                --                 --              1,824
  Intercompany                                        --             15,663             3,889            (19,552)                --
  Current portion of long-
    term debt                                         --                997                50                 --              1,047
                                               ---------          ---------         ---------          ---------          ---------
Total current liabilities                          5,600             57,794            10,581            (19,555)            54,420
Senior Notes                                     115,000                 --                --                 --            115,000
Long-term debt, less
   current portion                                 2,500              1,980               170                 --              4,650
Retirement obligations                                --              3,601                40                 --              3,641
Other long-term liabilities                           --              2,556                --                 --              2,556
Stockholder's equity (deficit)                    (8,765)            70,356            12,919            (83,275)            (8,765)
                                               ---------          ---------         ---------          ---------          ---------
                                               $ 114,335          $ 136,287         $  23,710          $(102,830)         $ 171,502
                                               =========          =========         =========          =========          =========

                                                                 Combined          Combined
                                                   The           Guarantor       Non-Guarantor
                                                 Company        Subsidiaries      Subsidiaries        Eliminations          Total
                                                 -------        ------------      ------------        ------------          -----
BALANCE SHEET DATA
  (DECEMBER 31, 1998):
Current assets:
  Cash and cash equivalents                    $      28          $   4,174         $   3,260          $      --          $   7,462
  Short-term investments                          21,534                 --                --                 --             21,534
  Accounts receivable, net                            --             29,736            10,843                 --             40,579
  Inventories                                         --             38,688             9,610               (204)            48,094
  Other                                              393                972             1,093                 --              2,458
                                               ---------          ---------         ---------          ---------          ---------
Total current assets                              21,955             73,570            24,806               (204)           120,127

Property, plant and
   equipment, net                                     --             17,849               851                 --             18,700
Goodwill                                              --             31,801                60                 --             31,861
Investment in subsidiary                          74,118             13,803                --            (87,921)                --
Other Assets                                       4,709                  4                 8                 --              4,721
Intercompany                                      11,898                 --                --            (11,898)                --
                                               ---------          ---------         ---------          ---------          ---------
                                               $ 112,680          $ 137,027         $  25,725          $(100,023)         $ 175,409
                                               =========          =========         =========          =========          =========

Current liabilities:
  Accounts payable                             $      --          $  20,399         $   3,072          $      --          $  23,471
  Accrued expenses                                 2,799             18,710             3,158                 (3)            24,664
  Deferred service revenue                            --              5,237             1,265                 --              6,502
  Due to GEC                                          --              1,724                --                 --              1,724
  Current portion of
     long-term debt                                   --                997                --                 --                997
  Intercompany                                        --              8,016             4,917            (12,933)                --
                                               ---------          ---------         ---------          ---------          ---------
Total current liabilities                          2,799             55,083            12,412            (12,936)            57,358

Senior notes                                     115,000                 --                --                 --            115,000
Long-term debt,less
   current portion                                    --              1,886                --                 --              1,886
Retirement obligations                                --              3,627                14                 --              3,641
Other long-term liabilities                           --              2,643                --                 --              2,643
Stockholder's equity (deficit)                    (5,119)            73,788            13,299            (87,087)            (5,119)
                                               ---------          ---------         ---------          ---------          ---------
                                               $ 112,680          $ 137,027         $  25,725          $(100,023)         $ 175,409
                                               =========          =========         =========          =========          =========

Summarized consolidating statements of income for the three months ended March 31, 1999 and 1998, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):


                                                                        Combined        Combined
                                                          The          Guarantor      Non-Guarantor
                                                        Company       Subsidiaries     Subsidiaries     Eliminations        Total
                                                        -------       ------------     ------------     ------------        -----
INCOME STATEMENT DATA:
   (THREE MONTHS ENDED MARCH 31, 1999):
Net revenue                                            $     --         $ 49,484         $ 13,965         $    (81)        $ 63,368
Cost of revenue                                              --           30,479            9,650              (90)          40,039
                                                       --------         --------         --------         --------         --------
Gross profit                                                 --           19,005            4,315                9           23,329
Total operating expenses                                    150           19,148            4,793               --           24,091
                                                       --------         --------         --------         --------         --------
Operating income (loss)                                    (150)            (143)            (478)               9             (762)
Interest income (expense)                                (2,459)            (361)              24               --           (2,796)
Other income (expense)                                       --               (2)              76               --               74
                                                       --------         --------         --------         --------         --------
Income (loss) before income
  taxes (benefit)                                        (2,609)            (506)            (378)               9           (3,484)
Income taxes (benefit)                                       --               18              (47)              --              (29)
                                                       --------         --------         --------         --------         --------
Net income (loss)                                      $ (2,609)        $   (524)        $   (331)        $      9         $ (3,455)
                                                       ========         ========         ========         ========         ========



                                                                       Combined         Combined
                                                          The           Guarantor     Non-Guarantor
                                                        Company       Subsidiaries     Subsidiaries     Eliminations        Total
                                                        -------       ------------     ------------     ------------        -----
INCOME STATEMENT DATA:
   (THREE MONTHS ENDED MARCH 31, 1998):
Net revenue                                             $     --         $ 49,284         $ 14,739        $    (75)        $ 63,948
Cost of revenue                                               --           28,304            9,755             (86)          37,973
                                                        --------         --------         --------        --------         --------
Gross profit                                                  --           20,980            4,984              11           25,975
Total operating expenses                                      17           19,376            4,578              --           23,971
                                                        --------         --------         --------        --------         --------
Operating income (loss)                                      (17)           1,604              406              11            2,004
Interest income (expense)                                   (447)          (1,225)              55              --           (1,617)
Other income (expense)                                        --             (124)              22              --             (102)
                                                        --------         --------         --------        --------         --------
Income (loss) before
   income taxes                                             (464)             255              483              11              285
Income taxes                                                  --               --              215              --              215
                                                        --------         --------         --------        --------         --------
Net income (loss)                                       $   (464)        $    255         $    268        $     11         $     70
                                                        ========         ========         ========        ========         ========

Summarized consolidating statements of cash flows for the three months ended March 31, 1999 and 1998, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):


                                                                            Combined         Combined
                                                               The          Guarantor      Non-Guarantor
                                                             Company       Subsidiaries     Subsidiaries    Eliminations     Total
                                                             -------       ------------     ------------    ------------     -----
CASH FLOW DATA:
  (THREE MONTHS ENDED MARCH 31, 1999):
Net cash provided by (used in)
   operating activities                                      $   191          $(2,971)         $   (42)         $--         $(2,822)

Investing activities:
   Purchases of property, plant and
     equipment                                                    --           (1,398)            (292)          --          (1,690)
   Payment of acquisition liabilities                             --              (69)              --           --             (69)
   Decrease in short-term investments                          1,169               --               --           --           1,169
                                                             -------          -------          -------          ---         -------
Net cash provided by (used in)
   investing activities                                        1,169           (1,467)            (292)          --            (590)
Financing activities:
   Increase in amounts due to GEC
     and affiliates                                               --              100               --           --             100
   Increase (decrease) in long-term
     borrowings                                                   --             (406)             220           --            (186)
   Borrowings on revolving credit lines                        2,500               --               --           --           2,500
   Intercompany                                               (3,852)           5,540           (1,688)          --              --
                                                             -------          -------          -------          ---         -------
Net cash provided by (used in)
   financing activities                                       (1,352)           5,234           (1,468)          --           2,414
Effect of exchange rate changes on cash                           --             (221)              30           --            (191)
                                                             -------          -------          -------          ---         -------
Increase (decrease) in cash and cash
   equivalents                                                     8              575           (1,772)          --          (1,189)
Cash and cash equivalents at beginning
   of period                                                      28            4,174            3,260           --           7,462
                                                             -------          -------          -------          ---         -------
Cash and cash equivalents at end of
   period                                                    $    36          $ 4,749          $ 1,488          $--         $ 6,273
                                                             =======          =======          =======          ===         =======

                                                                           Combined          Combined
                                                               The          Guarantor      Non-Guarantor
                                                             Company      Subsidiaries      Subsidiaries    Eliminations     Total
                                                             -------      ------------      ------------    ------------     -----
CASH FLOW DATA:
  (THREE MONTHS ENDED MARCH 31, 1998):
Net cash provided by (used in)
   operating activities                                      $   850          $(2,561)         $   183          $--         $(1,528)

Investing activities:
   Investment in subsidiary                                       --              (18)              18           --              --
   Purchases of property, plant and
     equipment                                                    --           (1,728)              56           --          (1,672)
   Payment of acquisition liabilities                             --             (520)              --           --            (520)
   Decrease in short-term investments                            338               --               --           --             338
                                                             -------          -------          -------          ---         -------
Net cash provided by (used in)
   investing activities                                          338           (2,266)              74           --          (1,854)
Financing activities:
   Borrowings on revolving credit lines                           --            5,228               --           --           5,228
   Increase in amounts due to GEC
        and affiliates                                            --               96               --           --              96
   Decrease in long-term borrowings                           (1,000)            (441)              --           --          (1,441)
   Intercompany                                                   --              261             (261)          --              --
                                                             -------          -------          -------          ---         -------
Net cash provided by (used in)
   financing activities                                       (1,000)           5,144             (261)          --           3,883
Effect of exchange rate changes on cash                           --              (16)             171           --             155
                                                             -------          -------          -------          ---         -------
Increase in cash and cash equivalents                            188              301              167           --             656
Cash and cash equivalents at beginning
   of period                                                      28            1,173            2,082           --           3,283
                                                             -------          -------          -------          ---         -------
Cash and cash equivalents at end of
   period                                                    $   216          $ 1,474          $ 2,249          $--         $ 3,939
                                                             =======          =======          =======          ===         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For further information, refer to the consolidated financial statements and footnotes of Paragon Corporate Holdings Inc. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998:

NET REVENUE

For the quarter ended March 31, 1999, net revenue decreased $ 0.6 million or 0.9% to $63.4 million from $64.0 million for the quarter ended March 31, 1998. Automotive and industrial sales increased $0.1 million or 0.5% over the prior year to $20.4 million primarily the result of an increase in domestic sales of $0.3 million offset by a decrease in sales of $0.2 million in the United Kingdom. Printing equipment sales were up $1.4 million or 10.1% over the prior year to $15.3 million. The increase was primarily due to increased domestic sales of press equipment of $1.1 million augmented by an international sales increase of $0.3 million related primarily to increases in European markets. Supplies sales were down $1.6 million or 8.2% to $17.7 million primarily due to the impact of the discontinuance of certain domestic equipment lines and their related supply stream and the introduction of a new plate product by a competitor in the pre-press market. Repair Parts and Service revenues decreased $0.5 million or 4.8% primarily due to the discontinuance of A.B. Dick's line of Konica copier equipment and Ricoh digital duplicators.

GROSS PROFIT

Gross profit decreased $2.6 million or 10.2% for the quarter ended March 31, 1999 as compared to the same period a year earlier. Gross profit margin percentage was 36.8% during the first quarter 1999 compared to 40.6% for the same period last year. A.B. Dick's margins decreased by $2.8 million and gross margin as a percent of revenue was reduced approximately 6.0%. The decrease is primarily attributable to an increase in lower margin purchased press sales, lower costs in 1998 associated with yen denominated purchases, an increase in competitive pressures primarily in the pre-press plate business and higher costs in specialty inks. Curtis' margins showed a modest increase of $0.2 million with a corresponding increase of 0.5% in gross margin as a percent of revenue.

COSTS AND EXPENSES

Costs and expenses increased $0.1 million to $24.1 million for the quarter ended March 31, 1999 from $24.0 million from the first quarter a year earlier. The increase is attributable to expanded European distribution operation costs for A.B. Dick as a result of a third quarter 1998 acquisition and increased corporate administrative expenses.

Additional contributing factors were non-recurring expenses of $0.8 million related to relocation and severance costs. This was partially offset by a change in the basis of the management fee calculation as well as the continuation of cost reduction initiatives implemented during 1998.

OPERATING INCOME (LOSS)

Operating income (loss) was $(0.8) million and $2.0 million for the quarter ended March 31, 1999 and 1998, respectively, a decrease of $2.8 million or 138.0%. The 1999 amount includes operating income from Curtis of $0.9 million and operating loss from A.B. Dick of $(1.5) million. The primary factors contributing to the decline in operating results from the same period a year earlier are the decreases in revenue and gross profit for A.B. Dick.

YEAR 2000 ISSUES

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

The assessment phase in the computer hardware and software categories has been completed. Due to the extensive modifications to the original version of the financial and manufacturing systems in place at A.B. Dick and the planned reorganization and relocation, it was determined that the most effective remediation was to replace the software with a current version and upgrade the hardware being used. The manufacturer of the new version of the integrated financial and manufacturing software has provided assurances to A.B. Dick that their software will process date logic and date handling according to the standards established by A.B. Dick. The international operations for A. B. Dick have performed similar assessment and remediation efforts. The remediation efforts, testing and implementation are in process at the A.B. Dick locations and are projected to be complete by June 1999. The Curtis financial and distribution systems were modified to accommodate the four-date digit code, which was completed in December 1998. During the first quarter of 1999, the systems were tested and implemented and are operational in accordance with the standards established by the Company. The majority of the Company's information technology efforts have been focused on the Year 2000 issue which has delayed implementation of certain other new or reused systems. However, the Company's Year 2000 efforts have had a minimal impact on the normal operating systems of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2.8 million and $1.5 million for the three months ended March 31, 1999 and 1998, respectively. The net cash used in operating activities in the first quarter of 1999 was principally the result of the net loss of $3.5 million incurred. The net loss is mainly due to increased interest costs as a result of the issuance of $115.0 million of senior notes on April 1, 1998 and a decline in gross margin. Net cash used in operating activities in 1998 was primarily attributable to an increase in net operating assets and liabilities of $2.8 million offset by the provision for depreciation and amortization of $1.2 million.

The net cash used in investing activities was $0.6 million and $1.9 million for the three months ended March 31, 1999 and 1998, respectively. The 1999 amounts include a decrease in short-term investments of $1.2 million and property, plant and equipment purchases of $1.7 million. The primary components of the 1998 investing activities were $1.7 million for property, plant and equipment purchases and $0.5 million for payment of acquisition related liabilities.

Net cash provided by financing activities was $2.4 million and $3.9 million for the three months ended March 31, 1999 and 1998, respectively. The net cash provided by financing activities in 1999 is primarily the result of borrowings on revolving credit lines of $2.5 million. The 1998 net cash from financing activities was principally from increases in borrowings on the revolving lines of credit partially offset by decreases in long-term borrowings.

The Company's primary capital requirements (excluding acquisitions) consist of working capital, capital expenditures and debt service. The Company expects current financial resources and funds from continuing operations to be adequate to meet current cash requirements. At March 31, 1999 the Company had cash, cash equivalents and short-term investments of $26.6 million and unused credit facilities of $25.0 million available for its use.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company assumed its securities that are available for sale are similar enough to aggregate those securities for presentation purposes. Under the terms of the bond indenture, the Company's short-term investments are limited to, among others, securities issued by or insured by the full faith and credit of the U.S. government, certificates of deposit or eurodollar time deposits or commercial paper having the highest rating available from Moody's or Standard & Poor's. Maturities can be between six months and one year from the date of purchase, except that maturities in excess of six months cannot exceed 40% of the total investments.

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

The carrying amount of cash and cash equivalents, short-term investments, trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying amount of long-term debt exceeds its fair value at March 31, 1999 by $26,400. The fair value has been determined using the market price of the related securities at March 31, 1999.

                           Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibit 4.5 - Amendment No. 1 to Credit and Security Agreement, dated as of March 17, 1999 between Paragon Corporate Holdings Inc. and Key Corporate Capital Inc.

                  Exhibit 27 - Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PARAGON CORPORATE HOLDINGS INC.

                       By: /s/ Edward J. Suchma
                           ------------------------------
                           EDWARD J. SUCHMA
                           Chief Financial Officer (As duly authorized
                           representative and as Principal Financial and Accounting Officer)

                                    A.B. DICK COMPANY

                       By: /s/ Edward J. Suchma
                           ------------------------------
                           EDWARD J. SUCHMA
                           President and Chief Executive Officer (As duly authorized Officer)

                                    CURTIS INDUSTRIES, INC.

                       By: /s/ James Waters
                           ------------------------------
                           JAMES WATERS
                           Vice President of Finance (As duly authorized representative and as Principal Financial and Accounting Officer)

                                    ITEK GRAPHIX CORP.

                       By: /s/ Edward Suchma
                           ------------------------------
                           EDWARD J. SUCHMA
                           President and Chief Executive Officer (As duly authorized Officer)



Date:  May 17, 1999