Form 10-Q
period 1999-06-30
PARAGON CORPORATE HOLDINGS INC; DICK A B CO; CURTIS INDUSTRIES INC/NEW/; ITEK GRAPHIX CORP; CURTIS SUB INC
filed 1999-08-16
CIK 1060513, 28761, 868415, 1060514, 1060515

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q
                                   ---------

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the Quarterly Period Ended June 30, 1999

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

As of July 31, 1999, there were 1,000 shares of the registrant's Class A common stock outstanding.

As of July 31, 1999, there were 19,000 shares of the registrant's Class B common stock outstanding.


                                     INDEX

                        PARAGON CORPORATE HOLDINGS INC.

Part I   Financial Information                                                            Page Number

         Item 1     Financial Statements (Unaudited)...........................................1

                    Condensed Consolidated Balance Sheets
                    June 30, 1999 and December 31, 1998........................................2

                    Condensed Consolidated Statements of Operations
                    Three and Six Months ended June 30, 1999 and 1998..........................3

                    Condensed Consolidated Statements of Cash Flows
                    Six Months ended June 30, 1999 and 1998....................................4

                    Notes to Condensed Consolidated Financial Statements....................5-13

         Item 2     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................................14-18

         Item 3     Quantitative and Qualitative Disclosures About Market Risk................18


Part II  Other Information

         Item 6     Exhibits and Reports on Form 8-K..........................................19

         Signatures...........................................................................20

                         Part I. Financial Information

                    Item I. Financial Statements (Unaudited)


                                                   Paragon Corporate Holdings Inc.
                                                Condensed Consolidated Balance Sheets
                                                           (In Thousands)


                                                                           June 30, 1999          December 31, 1998
                                                                        -------------------      -------------------
                                                                         (Unaudited)
Assets:
Current Assets:
   Cash and cash equivalents                                                   $   7,075            $   7,462
   Short-term investments                                                         16,222               21,534
   Accounts receivable, net                                                       38,868               40,579
   Inventories                                                                    46,640               48,094
   Other                                                                           2,412                2,458
                                                                               ---------            ---------
      Total current assets                                                       111,217              120,127

Property, plant and equipment, less
   accumulated depreciation                                                       20,463               18,700
Goodwill                                                                          31,275               31,861
Other assets                                                                       4,474                4,721
                                                                               ---------            ---------

                                                                               $ 167,429            $ 175,409
                                                                               =========            =========


Liabilities and Stockholder's Equity:
Current liabilities:
   Accounts payable                                                            $  19,879            $  23,471
   Accrued compensation                                                            6,698                8,302
   Accrued other                                                                  14,906               16,362
   Deferred service revenue                                                        6,446                6,502
   Due to GEC                                                                        864                1,724
   Current portion of long-term debt                                               1,047                  997
                                                                               ---------            ---------
      Total current liabilities                                                   49,840               57,358

Senior Notes                                                                     115,000              115,000
Long-term debt, less current portion                                               7,308                1,886
Retirement obligations                                                             3,668                3,641
Other long-term liabilities                                                        2,469                2,643

Stockholder's equity (deficit):
   Common stock, no par value, Authorized
     2,000 shares of Class A (voting) and 28,000 shares of Class B
     (non-voting); issued and outstanding 1,000 shares of Class A and
     19,000 shares of Class B, at stated value                                         1                    1
   Paid-in capital                                                                    47                   47
   Retained earnings (deficit)                                                    (9,755)              (4,279)
   Accumulated other comprehensive loss                                           (1,149)                (888)
                                                                               ---------            ---------
      Total stockholder's equity (deficit)                                       (10,856)              (5,119)
                                                                               ---------            ---------

                                                                               $ 167,429            $ 175,409
                                                                               =========            =========

See notes to condensed consolidated financial statements.


                                                   Paragon Corporate Holdings Inc.
                                           Condensed Consolidated Statement of Operations
                                                           (In Thousands)


                                                      Three Months Ended                        Six Months Ended
                                                June 30, 1999      June 30, 1998        June 30, 1999     June 30, 1998
                                             ------------------   ----------------   ------------------  ---------------
                                                            (Unaudited)                             (Unaudited)


Net revenue                                       $  65,446           $  69,129           $ 128,814           $ 133,077
Cost of revenue                                      41,682              42,057              81,721              80,030
                                                  ---------           ---------           ---------           ---------

Gross profit                                         23,764              27,072              47,093              53,047

COSTS AND EXPENSES
Sales and marketing expenses                         10,957              11,222              21,600              22,180
General and administrative expenses                   9,198               9,874              19,372              19,908
Research and development                                970                 790               1,751               1,551
Depreciation and amortization                         1,602               1,384               3,273               2,615
Management fee                                          123                 285                 192                 921
Relocation and severance costs                         --                   558                 753                 909
                                                  ---------           ---------           ---------           ---------
                                                     22,850              24,113              46,941              48,084
                                                  ---------           ---------           ---------           ---------

Operating income                                        914               2,959                 152               4,963
Interest expense, net                                (2,821)             (3,097)             (5,617)             (4,714)
Other income (expense)                                  (26)                (61)                 48                (163)
                                                  ---------           ---------           ---------           ---------
Income (loss) before income
    taxes and extraordinary item                     (1,933)               (199)             (5,417)                 86
Income taxes                                             88                 225                  59                 440
                                                  ---------           ---------           ---------           ---------

Loss before extraordinary item                       (2,021)               (424)             (5,476)               (354)
Extraordinary item                                     --                 1,280                --                 1,280
                                                  ---------           ---------           ---------           ---------
Net loss                                          $  (2,021)          $  (1,704)          $  (5,476)          $  (1,634)
                                                  =========           =========           =========           =========




See notes to condensed consolidated financial statements.


                                                   Paragon Corporate Holdings Inc.
                                           Condensed Consolidated Statements of Cash Flows
                                                           (In Thousands)



                                                                                      Six Months Ended
                                                                            June 30, 1999            June 30, 1998
                                                                          ----------------           -------------
                                                                                          (Unaudited)

Operating activities:
   Net loss                                                                   $  (5,476)             $  (1,634)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
      Extraordinary item                                                           --                    1,280
      Provision for depreciation and amortization                                 3,273                  2,615
      Changes in operating assets and liabilities                                (3,525)                (3,709)
                                                                              ---------              ---------
Net cash used in operating activities                                            (5,728)                (1,448)


Investing activities:
   Purchases of property, plant and equipment                                    (3,034)                (3,607)
   Payments of acquisition liabilities                                             (134)                (1,217)
   Decrease (increase) in short-term investments                                  5,312                (23,538)
   Acquisition of business                                                         --                     (219)
                                                                              ---------              ---------
Net cash provided by (used in) investing activities                               2,144                (28,581)


Financing activities:
   Increase (decrease) in amounts due to GEC and affiliates                        (860)                    55
   Decrease in long-term borrowings                                                (514)               (40,683)
   Proceeds from bond offering                                                     --                  115,000
   Payment of bond issue costs                                                     --                   (4,516)
   Payment on revolving credit lines                                               --                  (26,084)
   Borrowings on revolving credit lines                                           4,832                   --
   Dividend distribution                                                           --                  (10,000)
                                                                              ---------              ---------
Net cash provided by financing activities                                         3,458                 33,772
Effect of exchange rate changes on cash                                            (261)                   (89)
                                                                              ---------              ---------
Increase (decrease) in cash and cash equivalents                                   (387)                 3,654
Cash and cash equivalents at beginning of period                                  7,462                  3,283
                                                                              ---------              ---------

Cash and cash equivalents at end of period                                    $   7,075              $   6,937
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

B.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes of Paragon Corporate Holdings Inc. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

C.    USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

D.    COMPREHENSIVE LOSS

The components of comprehensive loss for the three and six month periods ended June 30, 1999 and 1998 are as follows:




                                                     Three months ended                     Six months ended
                                                           June 30                               June 30
                                                  1999                1998                1999             1998
                                                  -----               ----                ----             ----

Net loss                                        $(2,021)            $(1,704)            $(5,476)         $(1,634)
Foreign currency translation
       adjustment                                   (70)               (244)               (261)             (89)
                                                -------             -------             -------          -------

Comprehensive loss                              $(2,091)            $(1,948)            $(5,737)         $(1,723)
                                                =======             =======             =======          =======

E.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, short-term investments, trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying amount of long-term debt and senior notes exceeds its fair value at June 30, 1999 by $49,400. The fair value has been determined using the market price of the related securities at June 30, 1999.

F.    INVENTORIES

Domestic inventories, which represent approximately 80% of total consolidated inventory, are determined on the last-in, first-out (LIFO) basis and foreign inventories are determined on the first-in, first-out (FIFO) basis. Where necessary, reserves are provided to value inventory at the lower of cost or market.

         Inventories are summarized as follows:

                                                              June 30, 1999     December 31, 1998
                                                              -------------     -----------------

                  Raw materials and work in process               $  6,573             $  6,768
                  Finished goods                                    40,526               41,638
                  LIFO reserve                                        (459)                (312)
                                                                  --------             -------
                                                                  $ 46,640             $ 48,094
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

H.    SEGMENT INFORMATION

Paragon operates in two industry segments: Printing Equipment and Supplies and Automotive and Industrial Supplies.

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



                                                           Three months ended                    Six months ended
                                                                June  30,                             June  30,
                                                         1999               1998               1999               1998
                                                      ---------          ---------          ---------          ---------
Net revenues:
     Printing equipment and supplies                  $  44,310          $  48,844          $  87,254          $  92,483
     Automotive and industrial supplies                  21,136             20,285             41,560             40,594
                                                      ---------          ---------          ---------          ---------

     Total net revenue                                $  65,446          $  69,129          $ 128,814          $ 133,077
                                                      =========          =========          =========          =========


Depreciation and amortization:
     Printing equipment and supplies                  $     494          $     424          $   1,055          $     765
     Automotive and industrial supplies                   1,108                960              2,218              1,850
                                                      ---------          ---------          ---------          ---------

     Total depreciation and amortization              $   1,602          $   1,384          $   3,273          $   2,615
                                                      =========          =========          =========          =========


Operating income (loss):
     Printing equipment and supplies                  $      (1)         $   2,463          $  (1,468)         $   4,053
     Automotive and industrial supplies                   1,054                627              1,909              1,058
     Corporate                                             (139)              (131)              (289)              (148)
                                                      ---------          ---------          ---------          ---------
                                                            914              2,959                152          $   4,963
Interest expense, net                                    (2,821)            (3,097)            (5,617)            (4,714)
Other income (expense)                                      (26)               (61)                48               (163)
                                                      ---------          ---------          ---------          ---------

Income (loss) before taxes                            $  (1,933)         $    (199)         $  (5,417)         $      86
                                                      =========          =========          =========          =========



I.   Guarantor and Non-Guarantor Subsidiaries

The Company's domestic subsidiaries, all of which are directly or indirectly wholly owned, are the only guarantors of Senior Notes. The guarantees are full, unconditional and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors.

The Company's foreign subsidiaries are not guarantors of the Senior Notes. Summarized consolidating balance sheets as of June 30, 1999 and December 31, 1998 for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):

                                                             Combined         Combined
                                               The           Guarantor       Non-Guarantor
                                             Company       Subsidiaries      Subsidiaries      Eliminations         Total
                                          -----------      ------------     ---------------   --------------   --------------
BALANCE SHEET DATA
(JUNE 30, 1999):
Current assets:
  Cash and cash equivalents               $      91         $   4,715        $   2,269         $    --           $   7,075
  Short-term investments                     16,222              --               --                --              16,222
  Accounts receivable, net                     --              28,299           10,569              --              38,868
  Inventories                                  --              36,682           10,138              (180)           46,640
  Other                                         334             1,189              889              --               2,412
                                          ---------         ---------        ---------         ---------         ---------
Total current assets                         16,647            70,885           23,865              (180)          111,217

Property, plant and
   equipment, net                              --              19,428            1,035              --              20,463
Goodwill                                       --              31,219               56              --              31,275
Investment in subsidiary                     68,066            13,803             --             (81,869)             --
Other assets                                  4,446                21                7              --               4,474
Intercompany                                 22,610              --               --             (22,610)             --
                                          ---------         ---------        ---------         ---------         ---------
                                          $ 111,769         $ 135,356        $  24,963         $(104,659)        $ 167,429
                                          =========         =========        =========         =========         =========

Current liabilities:
  Accounts payable                        $    --           $  17,317        $   2,562         $    --           $  19,879
  Accrued expenses                            2,793            15,846            2,968                (3)           21,604
  Deferred service revenue                     --               5,050            1,396              --               6,446
  Due to GEC                                   --                 864             --                --                 864
  Intercompany                                 --              18,742            4,904           (23,646)             --
  Current portion of long-                     --
    term debt                                  --                 998               49              --               1,047
                                          ---------         ---------        ---------         ---------         ---------
Total current liabilities                     2,793            58,817           11,879           (23,649)           49,840
Senior Notes                                115,000              --               --                --             115,000
Long-term debt, less
   current portion                            4,832             2,322              154              --               7,308
Retirement obligations                         --               3,637               31              --               3,668
Other long-term liabilities                    --               2,469             --                --               2,469
Stockholder's equity (deficit)              (10,856)           68,111           12,899           (81,010)          (10,856)
                                          ---------         ---------        ---------         ---------         ---------

                                          $ 111,769         $ 135,356        $  24,963         $(104,659)        $ 167,429
                                          =========         =========        =========         =========         =========


I.  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - CONTINUED


                                                          Combined          Combined
                                          The             Guarantor      Non-Guarantor
                                        Company         Subsidiaries     Subsidiaries      Eliminations         Total
                                      -----------      ------------     ---------------    -------------     -----------
BALANCE SHEET DATA
  (DECEMBER 31, 1998):
Current assets:
  Cash and cash equivalents            $      28         $   4,174        $   3,260         $    --           $   7,462
  Short-term investments                  21,534              --               --                --              21,534
  Accounts receivable, net                  --              29,736           10,843              --              40,579
  Inventories                               --              38,688            9,610              (204)           48,094
  Other                                      393               972            1,093              --               2,458
                                       ---------         ---------        ---------         ---------         ---------
Total current assets                      21,955            73,570           24,806              (204)          120,127

Property, plant and
   equipment, net                           --              17,849              851              --              18,700
Goodwill                                    --              31,801               60              --              31,861
Investment in subsidiary                  74,118            13,803             --             (87,921)             --
Other Assets                               4,709                 4                8              --               4,721
Intercompany                              11,898              --               --             (11,898)             --
                                       ---------         ---------        ---------         ---------         ---------
                                       $ 112,680         $ 137,027        $  25,725         $(100,023)        $ 175,409
                                       =========         =========        =========         =========         =========

Current liabilities:
  Accounts payable                     $    --           $  20,399        $   3,072         $    --           $  23,471
  Accrued expenses                         2,799            18,710            3,158                (3)           24,664
  Deferred service revenue                  --               5,237            1,265              --               6,502
  Due to GEC                                --               1,724             --                --               1,724
  Current portion of
     long-term debt                         --                 997             --                --                 997
  Intercompany                              --               8,016            4,917           (12,933)             --
                                       ---------         ---------        ---------         ---------         ---------
Total current liabilities                  2,799            55,083           12,412           (12,936)           57,358

Senior notes                             115,000              --               --                --             115,000
Long-term debt,less
   current portion                          --               1,886             --                --               1,886
Retirement obligations                      --               3,627               14              --               3,641
Other long-term liabilities                 --               2,643             --                --               2,643
Stockholder's equity (deficit)            (5,119)           73,788           13,299           (87,087)           (5,119)
                                       ---------         ---------        ---------         ---------         ---------

                                       $ 112,680         $ 137,027        $  25,725         $(100,023)        $ 175,409
                                       =========         =========        =========         =========         =========

Summarized consolidating statements of income for the three months ended June 30, 1999 and 1998, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):


                                                         Combined         Combined
                                           The           Guarantor     Non-Guarantor
                                         Company       Subsidiaries     Subsidiaries    Eliminations       Total
                                       -----------    --------------    -------------   ------------    -----------
INCOME STATEMENT DATA:
  (THREE MONTHS ENDED JUNE 30, 1999):
Net revenue                            $   --           $ 51,222         $ 14,300        $    (76)        $ 65,446
Cost of revenue                            --             32,059            9,715             (92)          41,682
                                       --------         --------         --------        --------         --------
Gross profit                               --             19,163            4,585              16           23,764
Total operating expenses                    139           18,153            4,558            --             22,850
                                       --------         --------         --------        --------         --------
Operating income (loss)                    (139)           1,010               27              16              914
Interest income (expense)                (2,471)            (367)              17            --             (2,821)
Other income (expense)                     --                (68)              42            --                (26)
                                       --------         --------         --------        --------         --------
Income (loss) before income
  taxes (benefit)                        (2,610)             575               86              16           (1,933)
Income taxes                               --                  5               83            --                 88
                                       --------         --------         --------        --------         --------
Net income (loss)                      $ (2,610)        $    570         $      3        $     16         $ (2,021)
                                       ========         ========         ========        ========         ========




                                                        Combined         Combined
                                          The           Guarantor     Non-Guarantor
                                        Company       Subsidiaries     Subsidiaries     Eliminations         Total
                                      -----------    --------------   ---------------   ------------     ------------
INCOME STATEMENT DATA:
  (THREE MONTHS ENDED JUNE 30, 1998):
Net revenue                            $   --           $ 53,587         $ 15,621         $    (79)        $ 69,129
Cost of revenue                            --             31,854           10,293              (90)          42,057
                                       --------         --------         --------         --------         --------
Gross profit                               --             21,733            5,328               11           27,072
Total operating expenses                    131           19,323            4,659             --             24,113
                                       --------         --------         --------         --------         --------
Operating income (loss)                    (131)           2,410              669               11            2,959
Interest income (expense)                (2,748)            (396)              47             --             (3,097)
Other income (expense)                     --                 15              (76)            --                (61)
                                       --------         --------         --------         --------         --------
Income (loss) before
  income taxes and extraordinary
  item                                   (2,879)           2,029              640               11             (199)
Income taxes                               --               --                225             --                225
                                       --------         --------         --------         --------         --------
Income (loss) before
   extraordinary item                    (2,879)           2,029              415               11             (424)
Extraordinary item                          170            1,110             --               --              1,280
                                       --------         --------         --------         --------         --------
Net income (loss)                      $ (3,049)        $    919         $    415         $     11         $ (1,704)
                                       ========         ========         ========         ========         ========

Summarized consolidating statements of income for the six months ended June 30, 1999 and 1998, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):


                                                         Combined           Combined
                                           The           Guarantor       Non-Guarantor
                                         Company       Subsidiaries       Subsidiaries      Eliminations         Total
                                      -------------    -------------     ---------------    -------------     ------------
INCOME STATEMENT DATA:
  (SIX MONTHS ENDED JUNE 30, 1999):
Net revenue                            $    --           $ 100,707         $  28,265         $    (158)        $ 128,814
Cost of revenue                             --              62,539            19,365              (183)           81,721
                                       ---------         ---------         ---------         ---------         ---------
Gross profit                                --              38,168             8,900                25            47,093
Total operating expenses                     289            37,301             9,351              --              46,941
                                       ---------         ---------         ---------         ---------         ---------
Operating income (loss)                     (289)              867              (451)               25               152
Interest income (expense)                 (4,930)             (728)               41              --              (5,617)
Other income (expense)                      --                 (70)              118              --                  48
                                       ---------         ---------         ---------         ---------         ---------
Income (loss) before income
  taxes                                   (5,219)               69              (292)               25            (5,417)
Income taxes                                --                  23                36              --                  59
                                       ---------         ---------         ---------         ---------         ---------
Net income (loss)                      $  (5,219)        $      46         $    (328)        $      25         $  (5,476)
                                       =========         =========         =========         =========         =========




                                                        Combined          Combined
                                          The           Guarantor       Non-Guarantor
                                        Company        Subsidiaries      Subsidiaries    Eliminations         Total
                                      -----------     --------------    --------------   ------------      -----------
INCOME STATEMENT DATA:
  (SIX MONTHS ENDED JUNE 30, 1998):
Net revenue                            $    --          $ 102,871        $  30,360        $    (154)       $ 133,077
Cost of revenue                             --             60,158           20,048             (176)          80,030
                                       ---------        ---------        ---------        ---------        ---------
Gross profit                                --             42,713           10,312               22           53,047
Total operating expenses                     148           38,699            9,237             --             48,084
                                       ---------        ---------        ---------        ---------        ---------
Operating income (loss)                     (148)           4,014            1,075               22            4,963
Interest income (expense)                 (3,195)          (1,621)             102             --             (4,714)
Other income (expense)                      --               (109)             (54)            --               (163)
                                       ---------        ---------        ---------        ---------        ---------
Income (loss) before
  income taxes and extraordinary
  item                                    (3,343)           2,284            1,123               22               86
Income taxes                                --               --                440             --                440
                                       ---------        ---------        ---------        ---------        ---------
Income (loss) before
   extraordinary item                     (3,343)           2,284              683               22             (354)
Extraordinary item                           170            1,110             --               --              1,280
                                       ---------        ---------        ---------        ---------        ---------
Net income (loss)                      $  (3,513)       $   1,174        $     683        $      22        $  (1,634)
                                       =========        =========        =========        =========        =========

Summarized consolidating statements of cash flows for the six months ended June 30, 1999 and 1998, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):



                                                                   Combined       Combined
                                                      The         Guarantor     Non-Guarantor
                                                    Company      Subsidiaries    Subsidiaries   Eliminations      Total
                                                   ----------   -------------   --------------  ------------   ----------
CASH FLOW DATA:
  (SIX MONTHS ENDED JUNE 30, 1999):

Net cash used in operating activities               $(4,903)        $  (700)        $  (125)     $   --        $(5,728)

Investing activities:
   Purchases of property, plant and
     equipment                                         --            (2,631)           (403)         --         (3,034)
   Payment of acquisition liabilities                  --              (134)           --            --           (134)
   Decrease in short-term investments                 5,312            --              --            --          5,312
                                                    -------         -------         -------      ------        -------
Net cash provided by (used in)
   investing activities                               5,312          (2,765)           (403)         --          2,144
Financing activities:
   Decrease in amounts due to GEC
     and affiliates                                    --              (860)           --            --           (860)
   Increase (decrease) in long-term
     borrowings                                        --              (717)            203          --           (514)
   Borrowings on revolving credit lines               4,832            --              --            --          4,832
   Intercompany                                      (5,178)          5,772            (594)         --           --
                                                    -------         -------         -------      ------        -------
Net cash provided by (used in)
   financing activities                                (346)          4,195            (391)         --          3,458
Effect of exchange rate changes on cash                --              (189)            (72)         --           (261)
                                                    -------         -------         -------      ------        -------
Increase (decrease) in cash and cash
   equivalents                                           63             541            (991)         --           (387)
Cash and cash equivalents at beginning
   of period                                             28           4,174           3,260          --          7,462
                                                    -------         -------         -------      ------        -------
Cash and cash equivalents at end of
   period                                           $    91         $ 4,715         $ 2,269      $   --        $ 7,075
                                                    =======         =======         =======      ======        =======





                                                                  Combined       Combined
                                                     The          Guarantor     Non-Guarantor
                                                   Company       Subsidiaries   Subsidiaries    Eliminations       Total
                                                 ----------     -------------  -------------    ------------    -----------

CASH FLOW DATA:
  (SIX MONTHS ENDED JUNE 30, 1998):
Net cash provided by (used in)
   operating activities                          $  (3,876)      $   2,702       $    (274)      $    --         $  (1,448)

Investing activities:
   Purchases of property, plant and
     equipment                                        --            (3,532)            (75)           --            (3,607)
   Payment of acquisition liabilities                 --            (1,217)           --              --            (1,217)
   Increase in short-term investments              (23,538)           --              --              --           (23,538)
   Acquisition of business                            --              (219)           --              --              (219)
                                                 ---------       ---------       ---------       ---------       ---------

Net cash used in investing activities              (23,538)         (4,968)            (75)           --           (28,581)
Financing activities:
   Increase in amounts due to GEC
        and affiliates                                --                55            --              --                55
   Increase (decrease) in long-term borrowings     (20,056)        (21,205)            578            --           (40,683)
   Proceeds from bond offering                     115,000            --              --              --           115,000
   Payment of bond issue costs                      (4,516)           --              --              --            (4,516)
   Payment on revolving credit lines                  --           (26,084)           --              --           (26,084)
   Intercompany                                    (52,858)         52,570             288            --              --
   Dividend distribution                           (10,000)           --              --              --           (10,000)
                                                 ---------       ---------       ---------       ---------       ---------

Net cash provided by financing activities           27,570           5,336             866            --            33,772
Effect of exchange rate changes on cash               --                25            (114)           --               (89)
                                                 ---------       ---------       ---------       ---------       ---------
Increase in cash and cash equivalents                  156           3,095             403            --             3,654
Cash and cash equivalents at beginning
   of period                                            28           1,173           2,082            --             3,283
                                                 ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents at end of
   period                                        $     184       $   4,268       $   2,485       $    --         $   6,937
                                                 =========       =========       =========       =========       =========


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30 1999, COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998:

NET REVENUE

For the quarter ended June 30, 1999, net revenue decreased $3.7 million or 5.4% to $65.4 million from $69.1 million for the quarter ended June 30, 1998. Automotive and industrial sales increased $0.8 million or 3.9% over the prior year to $21.1 million primarily the result of an increase in U.S. National Account sales of $0.4 million or 13.1%. Printing equipment sales were down $2.2 million or 11.5% over the prior year to $16.9 million. The decrease was attributable to weak demand in domestic, Asian and certain European markets as well as an expired distribution agreement in Canada, partially offset by increases in Holland. Supplies sales were down $1.1 million or 5.8% to $17.8 million due to an expired distribution agreement in Canada, a decline in the supply stream on previously discontinued lines of equipment and competitive pressures on optical equipment supplies, partially offset by increases in digital equipment supplies. The Company is presently pursuing other supply products. Repair Parts and Service revenues decreased $1.2 million or 11.1% primarily due to the discontinuance of A.B. Dick's line of Konica copier equipment and Ricoh digital duplicators.

GROSS PROFIT

Gross profit decreased $3.3 million or 12.2% for the quarter ended June 30, 1999 as compared to the same period a year earlier. Gross profit margin was 36.4% during the second quarter 1999 compared to 39.2% for the same period last year. A.B. Dick's gross profit decreased by $3.7 million and gross margin decreased 5.2%. The gross margin decrease is primarily attributable to lower margins on purchased equipment sales, lower costs in 1998 associated with yen denominated purchases for equipment and supplies, the impact of an expired distribution agreement in Canada and lower margins in service due to decreased installations and service contracts on discontinued equipment. Curtis' gross profit increased $0.4 million with gross margin decreasing by 0.4% primarily the result of product mix.

COSTS AND EXPENSES

Costs and expenses decreased by $1.2 million to $22.9 million for the quarter ended June 30, 1999 from $24.1 million from the second quarter a year earlier. The decrease is partially attributable to non-recurring expenses of $0.6 million related to relocation and the continuation of cost reduction initiatives implemented during 1998.

OPERATING INCOME

Operating income was $0.9 million and $3.0 million for the quarter ended June 30, 1999 and 1998, respectively, a decrease of $2.1 million or 70.0%. The 1999 amount includes operating income from Curtis of $1.1 million. For A.B. Dick, costs and expenses approximated gross profit. The primary factors contributing to the decline in operating results from the same period a year earlier are the decreases in revenues and gross profit, offset by lower operating costs, for A.B. Dick.

SIX MONTHS ENDED JUNE 30 1999, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998:

NET REVENUE

For the six months ended June 30, 1999, net revenue decreased $4.3 million or 3.2% to $128.8 million from $133.1 million for the six months ended June 30, 1998. Automotive and industrial sales increased $1.0 million or 2.5% over the prior year to $41.6 million primarily the result of an increase in U.S. National Account sales of $0.7 million or 10.6%. Printing equipment sales were down $0.9 million or 2.7% over the prior year to $32.2 million. The decrease was attributable to weak demand in domestic, Asian and certain European markets as well as an expired distribution agreement in Canada, partially offset by increases in Holland. Supplies sales were down $2.7 million or 7.1% to $35.5 million due to an expired distribution agreement in Canada, a decline in the supply stream on previously discontinued lines of equipment and competitive pressures on optical equipment supplies, partially offset by increases in digital equipment supplies. Repair Parts and Service revenues decreased $1.7 million or 8.0% primarily due to the discontinuance of A.B. Dick's line of Konica copier equipment and Ricoh digital duplicators.

GROSS PROFIT

Gross profit decreased $5.9 million or 11.1% for the year-to-date period ended June 30, 1999 as compared to the same period a year earlier. Gross profit margin was 36.6% for the six months ended June 30, 1999 compared to 39.8% for the same period last year. A.B. Dick's gross profit decreased by $6.5 million and gross margin decreased 5.6%. The gross margin decrease is primarily attributable to lower margins on purchased equipment sales, lower costs in 1998 associated with yen denominated purchases, the impact of an expired distribution agreement in Canada and lower margins in service due to decreased installations and service contracts on discontinued equipment. Curtis' gross profit increased $0.6 million with a corresponding increase of 0.1% in gross margin.

COSTS AND EXPENSES

Costs and expenses decreased by $1.2 million to $46.9 million for the six months ended June 30, 1999 from $48.1 million for the same period a year earlier. The decrease is attributable to a change in the basis of the management fee calculation as well as the continuation of cost reduction initiatives implemented during 1998.

OPERATING INCOME

Operating income was $0.2 million and $5.0 million for the six months ended June 30, 1999 and 1998, respectively, a decrease of $4.8 million or 96.0%. The 1999 amount includes operating income from Curtis of $1.9 million and operating loss from A.B. Dick of $1.5 million. The primary factors contributing to the decline in operating results from the same period a year earlier are the decreases in revenues and gross profit, offset by lower operating costs, for A.B. Dick.

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

The assessment phase in the computer hardware and software categories has been completed. Due to the extensive modifications to the original version of the financial and manufacturing systems in place at A.B. Dick and the planned reorganization and relocation, it was determined that the most effective remediation was to replace the software with a current version and upgrade the hardware being used. The manufacturer of the new version of the integrated financial and manufacturing software has provided assurances to the Company that their software will process date logic and date handling according to the standards established by the Company. The international operations for A. B. Dick have performed similar assessment and remediation efforts. The remediation efforts, testing and implementation are in process at the A.B. Dick locations. A substantial portion of the project is completed with the remainder projected to be completed by the third quarter of 1999. The Curtis financial and distribution systems were modified to accommodate the four-date digit code, which was completed in December 1998. During the first quarter of 1999, the systems were tested and implemented and are operational in accordance with the standards established by the Company. The Company's Year 2000 efforts have had a minimal impact on the normal operating systems of the Company.

An assessment was performed on the hardware and software utilized in the equipment used in the manufacturing process. Based on this assessment, the Company believes that none of the systems in use had date sensitive functions, which would be impacted by the millennium change.

The Company performed an evaluation of all domestic and international suppliers to identify all mission critical vendors. These vendors have been contacted and have been requested to provide assurances that their operations will be prepared for the millennium change and will provide an uninterrupted supply of components and services. The Company anticipates responses to the requests from its critical vendors by the third quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5.7 million and $1.4 million for the six months ended June 30, 1999 and 1998, respectively. The net cash used in operating activities in 1999 and 1998 was principally the result of net losses incurred of $5.5 million and $1.6 million, respectively. The net losses in 1999 and 1998 are mainly due to increased interest costs as a result of the issuance of $115.0 million of senior notes on April 1, 1998 and a decline in gross margin.

The net cash provided by (used in) investing activities was $2.1 million and ($28.6) million for the six months ended June 30, 1999 and 1998, respectively. The 1999 amount includes a decrease in short-term investments of $5.3 million and property, plant and equipment purchases of $3.0 million. The primary components of the 1998 investing activities were an increase in short-term investments of $23.5 million, property, plant and equipment purchases of $3.6 million and payments on acquisition related liabilities of $1.2 million.

Net cash provided by financing activities was $3.5 million and $33.8 million for the six months ended June 30, 1999 and 1998, respectively. The net cash provided by financing activities in 1999 was primarily the result of borrowings on revolving credit lines of $4.8 million. The 1998 net cash from financing activities was the result of the issuance of $115.0 million of senior notes, offset by the reduction of long-term borrowings of $40.7 million and reduction of revolving lines of credit by $26.1 million. The bond issuance costs paid were $4.5 million and the Company made a dividend distribution to its sole stockholder in the amount of $10.0 million.

The Company's primary capital requirements (excluding acquisitions) consist of working capital, capital expenditures and debt service. The Company expects current financial resources and funds from continuing operations to be adequate to meet current cash requirements. At June 30, 1999 the Company had cash, cash equivalents and short-term investments of $23.3 million and unused credit facilities of $23.1 million available for its use. At June 30, 1999, the Company was in violation of certain covenants under the terms of the revolving credit agreement, for which it received a waiver. The Company is currently negotiating an amendment to the covenants in the revolving credit agreement.

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

The carrying amount of cash and cash equivalents, short-term investments, trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying amount of long-term debt and senior notes exceeds its fair value at June 30, 1999 by $49,400. The fair value has been determined using the market price of the related securities at June 30, 1999.

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibit 27 - Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 PARAGON CORPORATE HOLDINGS INC.

                 By: /s/Edward J. Suchma
                     ______________________________
                     EDWARD  J. SUCHMA
                     Chief Financial Officer (As duly authorized representative and as Principal Financial and Accounting Officer)

                 A.B. DICK COMPANY

                 By: /s/Kenneth J. Giacomino
                     ______________________________
                     KENNETH  J. GIACOMINO
                     Chief Financial Officer (As duly authorized representative and as Principal Financial and Accounting Officer)

                 CURTIS INDUSTRIES, INC.

                 By: /s/James Waters
                     _______________________________
                     JAMES WATERS
                     Vice President of Finance (As duly authorized representative and as Principal Financial and Accounting Officer)

                 ITEK GRAPHIX CORP.

                 By: /s/Edward J. Suchma
                     _______________________________
                     EDWARD  J. SUCHMA
                     President and Chief Executive Officer (As duly authorized Officer)



Date:  August 16, 1999