Form 10-Q
period 1999-09-30
PARAGON CORPORATE HOLDINGS INC; DICK A B CO; CURTIS INDUSTRIES INC/NEW/; ITEK GRAPHIX CORP; CURTIS SUB INC
filed 1999-11-15
CIK 1060513, 28761, 868415, 1060514, 1060515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                    ---------

       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999

                          Commission File No. 333-51569

                         PARAGON CORPORATE HOLDINGS INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                      34-1845312
                --------                                      ----------
     (State or other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

                    CO-REGISTRANTS AND SUBSIDIARY GUARANTORS

A.B.Dick Company                            Delaware                  04-3892065
Curtis Industries, Inc.                     Delaware                  13-3583725
Itek Graphix Corp.                          Delaware                  04-2893064
Curtis Sub, Inc.                            Delaware                  34-1737529


Paragon Corporate Holdings Inc.    A.B.Dick Company                Curtis Industries, Inc.
7400 Caldwell Avenue               7400 Caldwell Avenue            6140 Parkland Boulevard
Niles, Illinois 60714              Niles, Illinois 60714           Mayfield Heights, Ohio 44124
(847) 779-2500                     (847) 779-1900                  (440) 446-9700

Itek Graphix Corp.                 Curtis Sub, Inc.
7400 Caldwell Avenue               6140 Parkland Boulevard
Niles, Illinois 60714              Mayfield Heights, Ohio 44124
(847) 779-1900                     (440) 446-9700


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

As of October 31, 1999, there were 1,000 shares of the registrant's Class A common stock outstanding.

As of October 31, 1999, there were 19,000 shares of the registrant's Class B common stock outstanding.

                                      INDEX

                         PARAGON CORPORATE HOLDINGS INC.



Part I   Financial Information                                                            Page Number

         Item 1     Financial Statements (Unaudited)...........................................1

                    Condensed Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998...................................2

                    Condensed Consolidated Statements of Operations
                    Three and Nine Months ended September 30, 1999 and 1998....................3

                    Condensed Consolidated Statements of Cash Flows
                    Nine Months ended September 30, 1999 and 1998..............................4

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

         Item 6     Exhibits and Reports on Form 8-K..........................................19

         Signatures...........................................................................20


                          Part I. Financial Information

                    Item I. Financial Statements (Unaudited)

                         Paragon Corporate Holdings Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)


                                                 September 30, 1999   December 31, 1998
                                                 ------------------   -----------------
                                                    (Unaudited)
Assets:
Current Assets:
   Cash and cash equivalents                         $   9,523            $   7,462
   Short-term investments                               17,637               21,534
   Accounts receivable, net                             38,509               40,579
   Inventories                                          48,409               48,094
   Other                                                 2,212                2,458
                                                     ---------            ---------
      Total current assets                             116,290              120,127

Property, plant and equipment, less
   accumulated depreciation                             20,448               18,700
Goodwill                                                30,986               31,861
Other assets                                             4,339                4,721
                                                     ---------            ---------

                                                     $ 172,063            $ 175,409
                                                     =========            =========


Liabilities and Stockholder's Equity:
Current liabilities:
   Accounts payable                                  $  20,595            $  23,471
   Accrued compensation                                  7,063                8,302
   Accrued interest                                      5,534                2,767
   Accrued other                                        12,362               13,595
   Deferred service revenue                              6,742                6,502
   Due to GEC                                              825                1,724
   Current portion of long-term debt                     1,044                  997
                                                     ---------            ---------
      Total current liabilities                         54,165               57,358

Senior Notes                                           115,000              115,000
Long-term debt, less current portion                    11,158                1,886
Retirement obligations                                   3,701                3,641
Other long-term liabilities                              2,378                2,643

Stockholder's equity (deficit):
   Common stock, no par value, Authorized
     2,000 shares of Class A (voting) and 28,000
     shares of Class B (non-voting); issued and
     outstanding 1,000 shares of Class A and
     19,000 shares of Class B, at stated value               1                    1
   Paid-in capital                                          47                   47
   Retained earnings (deficit)                         (13,546)              (4,279)
   Accumulated other comprehensive loss                   (841)                (888)
                                                     ---------            ---------
      Total stockholder's equity (deficit)             (14,339)              (5,119)
                                                     ---------            ---------

                                                     $ 172,063            $ 175,409
                                                     =========            =========


See notes to condensed consolidated financial statements.

                         Paragon Corporate Holdings Inc.
                 Condensed Consolidated Statement of Operations
                                 (In Thousands)


                                                      Three Months Ended                        Nine Months Ended
                                            September 30, 1999   September 30, 1998    September 30, 1999   September 30, 1998
                                            ------------------   ------------------    ------------------   ------------------
                                                          (Unaudited)                              (Unaudited)


Net revenue                                     $  59,335           $  65,565                $ 188,149           $ 198,642
Cost of revenue                                    36,943              39,957                  118,664             119,987
                                                ---------           ---------                ---------           ---------

Gross profit                                       22,392              25,608                   69,485              78,655

COSTS AND EXPENSES
Sales and marketing expenses                       10,462              10,919                   32,062              33,099
General and administrative expenses                 9,430               8,622                   28,802              28,530
Research and development                              808                 740                    2,559               2,291
Depreciation and amortization                       1,999               1,421                    5,272               4,036
Management fee                                         68                 248                      260               1,169
Restructure, relocation and severance costs           880                 931                    1,633               1,840
                                                ---------           ---------                ---------           ---------
                                                   23,647              22,881                   70,588              70,965
                                                ---------           ---------                ---------           ---------

Operating income (loss)                            (1,255)              2,727                   (1,103)              7,690
Interest expense, net                              (2,623)             (2,472)                  (8,240)             (7,186)
Other income (expense)                                 57                 (55)                     105                (218)
                                                ---------           ---------                ---------           ---------
Income (loss) before foreign tax and
   extraordinary item                              (3,821)                200                   (9,238)                286
Foreign tax expense (benefit)                         (30)                 86                       29                 526
                                                ---------           ---------                ---------           ---------

Income (loss) before extraordinary item            (3,791)                114                   (9,267)               (240)
Extraordinary item                                      -                   -                        -               1,280
                                                ---------           ---------                ---------           ---------
Net Income (loss)                               $  (3,791)          $     114                $  (9,267)          $  (1,520)
                                                =========           =========                =========           =========




See notes to condensed consolidated financial statements.

                         Paragon Corporate Holdings Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)



                                                                           Nine Months Ended
                                                                September 30, 1999  September 30, 1998
                                                                ------------------  ------------------
                                                                              (Unaudited)

Operating activities:
   Net loss                                                          $  (9,267)          $  (1,520)
   Adjustments to reconcile net loss
    to net cash provided by (used in) operating activities:
      Extraordinary item                                                     -               1,280
      Provision for depreciation and amortization                        5,272               4,036
      Gain on sale of equipment                                              -                (845)
      Changes in operating assets and liabilities                         (368)                345
                                                                     ---------           ---------
Net cash provided by (used in) operating activities                     (4,363)              3,296


Investing activities:
   Purchases of property, plant and equipment                           (4,563)             (6,255)
   Proceeds from sale of equipment                                           -                 858
   Payments of acquisition liabilities                                    (224)             (2,525)
   Decrease (increase) in short-term investments                         3,897             (23,330)
   Acquisition of business                                                   -              (1,095)
                                                                     ---------           ---------
Net cash used in investing activities                                     (890)            (32,347)


Financing activities:
   Decrease in amounts due to GEC and affiliates                          (899)               (141)
   Decrease in long-term borrowings                                       (781)            (40,614)
   Proceeds from bond offering                                               -             115,000
   Payment of bond issue costs                                               -              (5,192)
   Payment on revolving credit lines                                         -             (26,084)
   Borrowings on revolving credit lines                                  8,947                   -
   Dividend distribution                                                     -             (10,000)
                                                                     ---------           ---------
Net cash provided by financing activities                                7,267              32,969
Effect of exchange rate changes on cash                                     47                (158)
                                                                     ---------           ---------
Increase (decrease) in cash and cash equivalents                         2,061               3,760
Cash and cash equivalents at beginning of period                         7,462               3,283
                                                                     ---------           ---------

Cash and cash equivalents at end of period                           $   9,523           $   7,043
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

B. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes of Paragon Corporate Holdings Inc. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

C. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

D. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and nine month periods ended September 30, 1999 and 1998 are as follows:


                                                   Three months ended        Nine months ended
                                                      September 30             September 30
                                                   1999         1998         1999         1998
                                                 -------      -------      -------      -------

    Net Income (loss)                            $(3,791)     $   114      $(9,267)     $(1,520)
    Foreign currency translation  adjustment         308          (69)          47         (158)
                                                 -------      -------      -------      -------

    Comprehensive Income (loss)                  $(3,483)     $    45      $(9,220)     $(1,678)
                                                 =======      =======      =======      =======


E. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, short-term investments, trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying amount of long-term debt and senior notes exceeds its fair value at September 30, 1999 by $74,750. The fair value has been determined using the market price of the related securities at September 30, 1999.

F. INVENTORIES

Domestic inventories, which represent approximately 78% of total consolidated inventory, are determined on the last-in, first-out (LIFO) basis and foreign inventories are determined on the first-in, first-out (FIFO) basis. Where necessary, reserves are provided to value inventory at the lower of cost or market.

     Inventories are summarized as follows:

                                             September 30, 1999    December 31, 1998
                                             ------------------    -----------------

         Raw materials and work in process         $ 6,414              $ 6,768
         Finished goods                             42,503               41,638
         LIFO reserve                                 (508)                (312)
                                                   -------              -------
                                                   $48,409              $48,094
                                                   =======              =======

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


                                                   Three months ended            Nine months ended
                                                     September 30,                 September 30,
                                                  1999          1998           1999            1998
                                               ---------      ---------      ---------      ---------

    Net revenues:
       Printing equipment and supplies         $  38,064      $  44,599      $ 125,318      $ 137,082
       Automotive and industrial supplies         21,271         20,966         62,831         61,560
                                               ---------      ---------      ---------      ---------

       Total net revenue                       $  59,335      $  65,565      $ 188,149      $ 198,642
                                               =========      =========      =========      =========

    Depreciation and amortization:
       Printing equipment and supplies         $     867      $     414      $   1,922      $   1,179
       Automotive and industrial supplies          1,132          1,007          3,350          2,857
                                               ---------      ---------      ---------      ---------

       Total depreciation and amortization     $   1,999      $   1,421      $   5,272      $   4,036
                                               =========      =========      =========      =========

    Operating income (loss):
       Printing equipment and supplies         $  (2,255)     $   1,553      $  (3,723)     $   5,606
       Automotive and industrial supplies          1,192          1,314          3,101          2,372
       Corporate                                    (192)          (140)          (481)          (288)
                                               ---------      ---------      ---------      ---------
                                                  (1,255)         2,727         (1,103)         7,690
    Interest expense, net                         (2,623)        (2,472)        (8,240)        (7,186)
    Other income (expense)                            57            (55)           105           (218)
                                               ---------      ---------      ---------      ---------

    Income (loss) before taxes                 $  (3,821)     $     200      $  (9,238)     $     286
                                               =========      =========      =========      =========


I. ACQUISITION & COMMITMENTS

On September 29, 1999, the Company entered into an agreement to purchase all the outstanding shares of Multigraphics, Inc. Under the terms of the agreement, Paragon will acquire Multigraphics for $1.25 in cash per share of common stock. The transaction will be accounted for as a purchase and is expected to close during the first quarter of 2000. The transaction is subject to stockholder approval, expiration of the Hart-Scott-Rodino antitrust review period, and other customary conditions. There are no assurances that the merger agreement will result in a transaction.

On September 30, 1999, the Company committed $2.0 million to Multigraphics, Inc. pursuant to a promissory note agreement executed by Multigraphics, Inc.

J. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The Company's domestic subsidiaries, all of which are directly or indirectly wholly owned, are the only guarantors of Senior Notes. The guarantees are full, unconditional and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors.

The Company's foreign subsidiaries are not guarantors of the Senior Notes. Summarized consolidating balance sheets as of September 30, 1999 and December 31, 1998 for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):



                                                 Combined       Combined
                                      The        Guarantor    Non-Guarantor
                                    Company     Subsidiaries   Subsidiaries   Eliminations     Total
                                   ---------    ------------   ------------   ------------     -----
BALANCE SHEET DATA
(SEPTEMBER 30, 1999):
Current assets:
  Cash and cash equivalents        $      46      $   7,532     $   1,945      $       -      $   9,523
  Short-term investments              17,637              -             -              -         17,637
  Accounts receivable, net                 -         28,306        10,203              -         38,509
  Inventories                              -         37,871        10,732           (194)        48,409
  Other                                  428          1,153           631              -          2,212
                                   ---------      ---------     ---------      ---------      ---------
Total current assets                  18,111         74,862        23,511           (194)       116,290

Property, plant and
   equipment, net                          5         19,378         1,065              -         20,448
Goodwill                                   -         30,928            58              -         30,986
Investment in subsidiary              64,284         13,803             -        (78,087)             -
Other assets                           4,314             19             6              -          4,339
Intercompany                          28,472              -             -        (28,472)             -
                                   ---------      ---------     ---------      ---------      ---------
                                   $ 115,186      $ 138,990     $  24,640      $(106,753)     $ 172,063
                                   =========      =========     =========      =========      =========

Current liabilities:
  Accounts payable                 $       -      $  18,064     $   2,531      $       -      $  20,595
  Accrued expenses                     5,578         16,264         3,120             (3)        24,959
  Deferred service revenue                 -          5,429         1,313              -          6,742
  Due to GEC                               -            825             -              -            825
  Intercompany                             -         24,123         5,384        (29,507)             -
  Current portion of long-                                                                            -
    term debt                              -            993            51              -          1,044
                                   ---------      ---------     ---------      ---------      ---------
Total current liabilities              5,578         65,698        12,399        (29,510)        54,165
Senior Notes                         115,000              -             -              -        115,000
Long-term debt, less
   current portion                     8,947          2,062           149              -         11,158
Retirement obligations                     -          3,694             7              -          3,701
Other long-term liabilities                -          2,378             -              -          2,378
Stockholder's equity (deficit)       (14,339)        65,158        12,085        (77,243)       (14,339)
                                   ---------      ---------     ---------      ---------      ---------

                                   $ 115,186      $ 138,990     $  24,640      $(106,753)     $ 172,063
                                   =========      =========     =========      =========      =========



                                                  Combined      Combined
                                      The         Guarantor   Non-Guarantor
                                    Company     Subsidiaries   Subsidiaries   Eliminations      Total
                                    -------     ------------   ------------   ------------      -----
BALANCE SHEET DATA
  (DECEMBER 31, 1998):
Current assets:
  Cash and cash equivalents        $      28      $   4,174     $   3,260      $       -      $   7,462
  Short-term investments              21,534              -             -              -         21,534
  Accounts receivable, net                 -         29,736        10,843              -         40,579
  Inventories                              -         38,688         9,610           (204)        48,094
  Other                                  393            972         1,093              -          2,458
                                   ---------      ---------     ---------      ---------      ---------
Total current assets                  21,955         73,570        24,806           (204)       120,127

Property, plant and
   equipment, net                          -         17,849           851              -         18,700
Goodwill                                   -         31,801            60              -         31,861
Investment in subsidiary              74,118         13,803             -        (87,921)             -
Other Assets                           4,709              4             8              -          4,721
Intercompany                          11,898              -             -        (11,898)             -
                                   ---------      ---------     ---------      ---------      ---------
                                   $ 112,680      $ 137,027     $  25,725      $(100,023)     $ 175,409
                                   =========      =========     =========      =========      =========

Current liabilities:
  Accounts payable                 $       -      $  20,399     $   3,072      $       -      $  23,471
  Accrued expenses                     2,799         18,710         3,158             (3)        24,664
  Deferred service revenue                 -          5,237         1,265              -          6,502
  Due to GEC                               -          1,724             -              -          1,724
  Current portion of
     long-term debt                        -            997             -              -            997
  Intercompany                             -          8,016         4,917        (12,933)             -
                                   ---------      ---------     ---------      ---------      ---------
Total current liabilities              2,799         55,083        12,412        (12,936)        57,358

Senior notes                         115,000              -             -              -        115,000
Long-term debt,less
   current portion                         -          1,886             -              -          1,886
Retirement obligations                     -          3,627            14              -          3,641
Other long-term liabilities                -          2,643             -              -          2,643
Stockholder's equity (deficit)        (5,119)        73,788        13,299        (87,087)        (5,119)
                                   ---------      ---------     ---------      ---------      ---------

                                   $ 112,680      $ 137,027     $  25,725      $(100,023)     $ 175,409
                                   =========      =========     =========      =========      =========


Summarized consolidating statements of income for the three months ended September 30, 1999 and 1998, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):


                                                     Combined      Combined
                                          The       Guarantor    Non-Guarantor
                                        Company    Subsidiaries   Subsidiaries  Eliminations     Total
                                       --------    ------------  -------------  ------------   --------
INCOME STATEMENT DATA:
  (THREE MONTHS ENDED SEPTEMBER 30, 1999):
Net revenue                            $      -      $ 47,285      $ 12,154      $   (104)     $ 59,335
Cost of revenue                               -        28,932         8,100           (89)       36,943
                                       --------      --------      --------      --------      --------
Gross profit                                  -        18,353         4,054           (15)       22,392
Total operating expenses                    192        18,304         5,151             -        23,647
                                       --------      --------      --------      --------      --------
Operating income (loss)                    (192)           49        (1,097)          (15)       (1,255)
Interest income (expense)                (2,277)         (362)           16             -        (2,623)
Other income (expense)                        -           109           (52)            -            57
                                       --------      --------      --------      --------      --------
Income (loss) before foreign tax         (2,469)         (204)       (1,133)          (15)       (3,821)
Foreign tax expense (benefit)                 -            14           (44)            -           (30)
                                       --------      --------      --------      --------      --------
Net income (loss)                      $ (2,469)     $   (218)     $ (1,089)     $    (15)     $ (3,791)
                                       ========      ========      ========      ========      ========




                                                     Combined      Combined
                                          The       Guarantor    Non-Guarantor
                                        Company    Subsidiaries   Subsidiaries  Eliminations     Total
                                       --------    ------------  -------------  ------------   --------
INCOME STATEMENT DATA:
  (THREE MONTHS ENDED SEPTEMBER 30, 1998):
Net revenue                            $      -      $ 51,530      $ 14,140      $   (105)     $ 65,565
Cost of revenue                               -        30,565         9,480           (88)       39,957
                                       --------      --------      --------      --------      --------
Gross profit                                  -        20,965         4,660           (17)       25,608
Total operating expenses                    140        18,352         4,389             -        22,881
                                       --------      --------      --------      --------      --------
Operating income (loss)                    (140)        2,613           271           (17)        2,727
Interest income (expense)                (2,282)         (213)           23             -        (2,472)
Other income (expense)                        -           125          (180)            -           (55)
                                       --------      --------      --------      --------      --------
Income (loss) before foreign tax         (2,422)        2,525           114           (17)          200
Foreign tax expense (benefit)                 -             -            86             -            86
                                       --------      --------      --------      --------      --------
Net income (loss)                      $ (2,422)     $  2,525      $     28      $    (17)     $    114
                                       ========      ========      ========      ========      ========

Summarized consolidating statements of income for the nine months ended September 30, 1999 and 1998, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):


                                                     Combined      Combined
                                          The       Guarantor    Non-Guarantor
                                        Company    Subsidiaries   Subsidiaries  Eliminations     Total
                                       --------    ------------  -------------  ------------   --------
INCOME STATEMENT DATA:
  (NINE MONTHS ENDED SEPTEMBER 30, 1999):

Net revenue                            $       -      $ 147,992      $  40,419      $    (262)     $ 188,149
Cost of revenue                                -         91,471         27,465           (272)       118,664
                                       ---------      ---------      ---------      ---------      ---------
Gross profit                                   -         56,521         12,954             10         69,485
Total operating expenses                     481         55,605         14,502              -         70,588
                                       ---------      ---------      ---------      ---------      ---------
Operating income (loss)                     (481)           916         (1,548)            10         (1,103)
Interest income (expense)                 (7,207)        (1,090)            57              -         (8,240)
Other income (expense)                         -             39             66              -            105
                                       ---------      ---------      ---------      ---------      ---------
Income (loss) before foreign tax          (7,688)          (135)        (1,425)            10         (9,238)
Foreign tax expense (benefit)                  -             37             (8)             -             29
                                       ---------      ---------      ---------      ---------      ---------
Net income (loss)                      $  (7,688)     $    (172)     $  (1,417)     $      10      $  (9,267)
                                       =========      =========      =========      =========      =========




                                                      Combined       Combined
                                          The        Guarantor     Non-Guarantor
                                        Company     Subsidiaries    Subsidiaries  Eliminations       Total
                                       --------     ------------   -------------  ------------      --------
INCOME STATEMENT DATA:
  (NINE MONTHS ENDED SEPTEMBER 30, 1998):
Net revenue                            $       -      $ 154,401      $  44,500      $    (259)     $ 198,642
Cost of revenue                                -         90,723         29,528           (264)       119,987
                                       ---------      ---------      ---------      ---------      ---------
Gross profit                                   -         63,678         14,972              5         78,655
Total operating expenses                     288         57,051         13,626              -         70,965
                                       ---------      ---------      ---------      ---------      ---------
Operating income (loss)                     (288)         6,627          1,346              5          7,690
Interest income (expense)                 (5,477)        (1,834)           125              -         (7,186)
Other income (expense)                         -             16           (234)             -           (218)
                                       ---------      ---------      ---------      ---------      ---------
Income (loss) before foreign tax
  and extraordinary item                  (5,765)         4,809          1,237              5            286
Foreign tax expense (benefit)                  -              -            526              -            526
                                       ---------      ---------      ---------      ---------      ---------
Income (loss) before
   extraordinary item                     (5,765)         4,809            711              5           (240)
Extraordinary item                           170          1,110              -              -          1,280
                                       ---------      ---------      ---------      ---------      ---------
Net income (loss)                      $  (5,935)     $   3,699      $     711      $       5      $  (1,520)
                                       =========      =========      =========      =========      =========


Summarized consolidating statements of cash flows for the nine months ended September 30, 1999 and 1998, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor, foreign subsidiaries are as follows (in thousands):



                                                          Combined      Combined
                                                 The     Guarantor    Non-Guarantor
                                               Company  Subsidiaries   Subsidiaries  Eliminations   Total
                                              --------  ------------   ------------  ------------  --------
CASH FLOW DATA:
  (NINE MONTHS ENDED SEPTEMBER 30, 1999):

Net cash provided by (used in)
   operating activities                       $(4,549)     $ 1,304      $(1,118)     $       -     $(4,363)

Investing activities:
   Purchases of property, plant and
     equipment                                     (5)      (4,072)        (486)             -      (4,563)
   Proceeds from sale of equipment                  -            -            -              -           -
   Payment of acquisition liabilities               -            -            -              -           -
   Increase in short-term investments           3,897            -            -              -       3,897
   Acquisition of businesses                        -         (224)           -              -        (224)
                                              -------      -------      -------      ---------     -------
Net cash provided by (used in)
   investing activities                         3,892       (4,296)        (486)             -        (890)
Financing activities:
   Decrease in amounts due to GEC
     and affiliates                                 -         (899)           -              -        (899)
   Increase (decrease) in long-term
     borrowings                                     -         (981)         200              -        (781)
   Borrowings on revolving credit lines         8,947            -            -              -       8,947
   Intercompany                                (8,272)       8,385         (113)             -           -
                                              -------      -------      -------      ---------     -------
Net cash provided by (used in)
   financing activities                           675        6,505           87              -       7,267
Effect of exchange rate changes on cash             -         (155)         202              -          47
                                              -------      -------      -------      ---------     -------
Increase (decrease) in cash and cash
   equivalents                                     18        3,358       (1,315)             -       2,061
Cash and cash equivalents at beginning
   of period                                       28        4,174        3,260              -       7,462
                                              -------      -------      -------      ---------     -------
Cash and cash equivalents at end of
   period                                     $    46      $ 7,532      $ 1,945      $       -     $ 9,523
                                              =======      =======      =======      =========     =======





                                                             Combined        Combined
                                                  The        Guarantor    Non-Guarantor
                                                Company    Subsidiaries    Subsidiaries   Eliminations    Total
                                              ----------   ------------    ------------   ------------  ---------

CASH FLOW DATA:
  (NINE MONTHS ENDED SEPTEMBER 30, 1998):
Net cash provided by (used in)
   operating activities                       $  (3,630)     $   5,582      $   1,344      $      -     $   3,296

Investing activities:
   Purchases of property, plant and
     equipment                                        -         (6,186)           (69)            -        (6,255)
  Proceeds from sale of equipment                     -            858                                        858
  Payment of acquisition liabilities                  -         (2,525)             -             -        (2,525)
   Increase in short-term investments           (23,330)             -              -             -       (23,330)
   Acquisition of business                            -           (233)          (862)            -        (1,095)
                                              ---------      ---------      ---------      --------     ---------

Net cash provided by (used in)
   investing activities                         (23,330)        (8,086)          (931)            -       (32,347)
Financing activities:
   Decrease in amounts due to GEC
        and affiliates                                -           (141)             -             -          (141)
   Decrease in long-term borrowings             (20,014)       (20,600)             -             -       (40,614)
   Proceeds from bond offering                  115,000              -              -             -       115,000
   Payment of bond issue costs                   (5,192)             -              -             -        (5,192)
   Payment on revolving credit lines                  -        (26,084)             -             -       (26,084)
   Intercompany                                 (52,808)        52,812             (4)            -             -
   Dividend distribution                        (10,000)             -              -             -       (10,000)
                                              ---------      ---------      ---------      --------     ---------

Net cash provided by (used in)
   financing activities                          26,986          5,987             (4)            -        32,969
Effect of exchange rate changes on cash               -             82           (240)            -          (158)
                                              ---------      ---------      ---------      --------     ---------
Increase (decrease) in cash and
   cash equivalents                                  26          3,565            169             -         3,760
Cash and cash equivalents at beginning
   of period                                         28          1,173          2,082             -         3,283
                                              ---------      ---------      ---------      --------     ---------
Cash and cash equivalents at end of
   period                                     $      54      $   4,738      $   2,251      $      -     $   7,043
                                              =========      =========      =========      ========     =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For further information, refer to the consolidated financial statements and footnotes of Paragon Corporate Holdings Inc. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

GENERAL

The Company, through its two wholly-owned subsidiaries, Curtis Industries Inc. ("Curtis") and A.B.Dick Company ("A.B.Dick") is engaged in (i) the distribution of automotive and industrial supplies and (ii) the manufacture and distribution of printing equipment and supplies. The Company's distribution business supplies consumable, high margin, multiple-purpose products used in the automotive and industrial markets, with an increasing focus on providing value-added logistics services. The Company's printing equipment and supplies business is a leading manufacturer and marketer of printing products for the global quick print and small commercial printing markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998:

NET REVENUE

For the three months ended September 30, 1999, net revenue decreased $6.2 million or 9.5% to $59.3 million from $65.5 million for the three months ended September 30, 1998. Automotive and industrial sales increased $0.3 million or
1.4 % over the prior year, to $21.3 million, primarily the result of an increase in U.S. National Account sales of $0.4 million. Printing equipment sales were down $4.8 million or 29.2% over the prior year to $11.8 million. The decrease was attributable to weak demand in domestic and most European markets and the discontinuance of certain product lines, as well as an expired distribution agreement in Canada. Printing supplies sales were down $1.1 million or 6.3% to $16.6 million due to an expired distribution agreement in Canada, a decline in the supply stream on previously discontinued domestic equipment and competitive pricing pressures on optical equipment supplies. The decrease in supplies sales was partially offset by increases in digital equipment supplies. Repair parts and service revenues decreased $0.6 million or 5.8% primarily due to the discontinuance of A.B.Dick's line of distributed copier equipment and digital duplicators.

GROSS PROFIT

Gross profit decreased $3.2 million or 12.6% to $22.4 million for the three months ended September 30, 1999 from $25.6 million for the three months ended September 30, 1998. Gross profit as a percent of sales was 37.7% during the third quarter 1999 compared to 39.1% for the same period last year. Curtis' gross profit was $12.1 million for the third quarter of 1999 and 1998. Curtis gross profit as a percent of sales decreasing by 1.1% primarily the result of product and channel mix. A.B.Dick's gross profit decreased by $3.2 million due to lower sales. Gross profit as a percent of sales decreased 3.2% to 27.0%. The decrease in gross profit percent results from increased manufacturing variances in 1999 due to reduced volume and lower margins in service due to decreased installations and service contracts on discontinued equipment.

COSTS AND EXPENSES

Costs and expenses increased by $0.8 million to $23.6 million for the three months ended September 30, 1999 from $22.8 million for the three months ended September 30, 1998. The increase is attributable to higher depreciation and amortization, general and administrative and research and development costs, offset by the continuation of cost reduction initiatives implemented in 1998. Additionally, costs and expenses for 1999 include $0.8 million in restructuring charges for A.B.Dick's Belgium subsidiary and $0.1 million in severance costs for U.S. operations. Expenses for 1998 reflect $0.9 million for relocation and severance expenses related to A.B Dick.

OPERATING INCOME

Operating income decreased $4.0 million from $2.7 million for the three months ended September 30, 1998 to a loss of $1.3 million for the three months ended September 30, 1999. The 1999 amount includes operating income from Curtis of $1.2 million. Operating income for A.B.Dick decreased $3.8 million from $1.5 million for the three months ended September 30, 1998, to a loss of $2.3 million for the three months ended September 30, 1999 as a result of the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998:

NET REVENUE

For the nine months ended September 30, 1999, net revenue decreased $10.5 million or 5.3% to $188.1 million from $198.6 million for the nine months ended September 30, 1998. Automotive and industrial sales increased $1.3 million or 2.1% over the prior year to $62.8 million, primarily the result of an increase in U.S. National Account sales of $1.0 million or 10.3%. Printing equipment sales were down $5.7 million or 11.5% over the prior year to $44.0 million. The decrease was attributable to continued weak demand in domestic and certain European and Asian markets as well as an expired distribution agreement in Canada, partially offset by increases in Holland. Printing supplies sales were down $3.8 million or 6.8% to $52.1 million due to an expired distribution agreement in Canada, a decline in the supply stream on previously discontinued domestic equipment and competitive pricing pressures on optical equipment supplies, partially offset by increases in digital equipment supplies. Repair parts and service revenues decreased $2.3 million or 7.2% primarily due to the discontinuance of A.B.Dick's line of distributed copier equipment and digital duplicators.

GROSS PROFIT

Gross profit decreased $9.2 million or 11.6% for the nine months ended September 30, 1999 as compared to the same period a year earlier. Gross profit as a percent of sales was 36.9% for the nine months ended September 30, 1999 compared to 39.6% for the same period last year. Curtis' gross profit increased $0.5 million or 1.4% compared to the same period last year. A.B.Dick's gross profit decreased by $9.7 million and gross profit as a percent of sales decreased 4.8% to 26.8%. The gross profit decrease is primarily attributable to lower sales. The decrease in gross profit percent results mainly from lower cost in 1998 due to yen denominated purchases, increased 1999 variances on manufactured equipment due to reduced volume and lower margins in service due to decreased installations and service contracts on discontinued equipment.

COSTS AND EXPENSES

Costs and expenses decreased by $0.4 million to $70.6 million for the nine months ended September 30, 1999 from $71.0 million for the same period a year earlier. The decrease is attributable to lower management fee expense of $0.9 million, and continuation of cost reduction initiatives implemented during 1998 of $0.7 million, offset by increased depreciation and amortization of $1.2 million. Additionally, costs and expenses for 1999 include $0.8 million in restructuring charges for A.B.Dick's Belgium subsidiary, and $0.8 million in relocation and severance costs relating to U.S. operations. Expenses for 1998 reflect $1.8 million for relocation and severance costs related to A.B.Dick.

OPERATING INCOME

Operating income decreased $8.8 million from $7.7 million for the nine months ended September 30, 1998 to a loss of $1.1 million for the nine months ended September 30, 1999. The 1999 amount includes operating income from Curtis of $3.1 million and operating loss from A.B.Dick of $3.7 million. The primary factors contributing to the decline in operating income results from the same period a year earlier are the decreases in revenues and gross profit, offset by lower operating costs, for A.B.Dick.

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

The assessment phase in the computer hardware and software categories has been completed. Due to the extensive modifications to the original version of the financial and manufacturing systems in place at A.B.Dick and the planned reorganization and relocation, it was determined that the most effective remediation was to replace the software with a current version and upgrade the hardware being used. The manufacturer of the new version of the integrated financial and manufacturing software has provided assurances to the Company that their software will process date logic and date handling according to the standards established by the Company. The international operations for A. B. Dick have performed similar assessment and remediation efforts. The remediation efforts, testing and implementation are in process at the A.B.Dick locations. A.B.Dick expects to complete the Year 2000 activities within a timeframe that will enable its material information systems to function without significant disruption in Year 2000. The Curtis financial and distribution systems were modified to accommodate the four-date digit code, which was completed in December 1998. During the first quarter of 1999, the systems were tested and implemented and are operational. The Company's Year 2000 efforts have had a minimal impact on the normal operating systems of the Company.

An assessment was performed on the hardware and software utilized in the equipment used in the manufacturing process. Based on this assessment, the Company believes that none of the systems in use had date sensitive functions, which would be impacted by the millennium change.

The Company performed an evaluation of domestic and international suppliers to identify all mission critical vendors. These vendors have been contacted and have been requested to provide assurances that their operations will be prepared for the millennium change and will provide an uninterrupted supply of components and services. The Company believes that based on its year-to-date review, no significant disruption to operations will occur. Continued monitoring of our supplier base will remain ongoing through the end of the year. The Company's contingency plans include management of inventory safety stocks, identification of alternative supplies or service providers where applicable, and insourcing of certain components if required.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities were $(4.4) million and $3.3 million for the nine months ended September 30, 1999 and 1998, respectively. The net cash used in operating activities in 1999 was principally the result of net losses incurred of $(9.3) million. The net loss in 1999 is due to interest costs resulting from the issuance of $115.0 million of senior notes on April 1, 1998 and operating losses for A.B.Dick. The net cash provided by operating activities in 1998 resulted principally from a net loss from operations offset by provisions for depreciation and amortization expenses.

The net cash used in investing activities was $0.9 million and $32.3 million for the nine months ended September 30, 1999 and 1998, respectively. The 1999 amount includes a decrease in short-term investments of $3.9 million and property, plant, and equipment purchases of $4.6 million. The primary components of the 1998 investing activities were an increase in short-term investments of $23.3 million, property, plant and equipment purchases of $6.3 million, payments on acquisition related liabilities of $2.5 million, and acquisition of business of $1.1 million.

Net cash provided by financing activities was $7.3 million and $33.0 million for the nine months ended September 30, 1999 and 1998, respectively. The net cash provided by financing activities in 1999 was primarily the result of borrowings on revolving credit lines of $8.9 million. The 1998 net cash from financing activities was the result of the issuance of $115.0 million of senior notes, offset by the reduction of long-term borrowings of $40.6 million and reduction of revolving lines of credit by $26.1 million. The bond issuance costs paid were $5.2 million and the Company made a dividend distribution to its sole stockholder in the amount of $10.0 million.

The Company's primary capital requirements (excluding acquisitions) consist of working capital, capital expenditures and debt service. The Company expects current financial resources and funds from operations to be adequate to meet current cash requirements. At September 30, 1999 the Company had cash, cash equivalents and short-term investments of $27.2 million and unused credit facilities of $17.6 million available for its use. At September 30, 1999, the Company was in violation of certain covenants under the terms of the revolving credit agreement, for which it received a waiver. The Company is currently negotiating an amendment to the covenants in the revolving credit agreement.

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

The carrying amount of cash and cash equivalents, short-term investments, trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying amount of long-term debt and senior notes exceeds its fair value at September 30, 1999 by $74,750. The fair value has been determined using the market price of the related securities at September 30, 1999.

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a) Index of Exhibits

           (b) Exhibit 27 - Financial Data Schedule

           (c) No reports on Form 8-K were filed during the quarter ended September 30, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 PARAGON CORPORATE HOLDINGS INC.

                      Edward J. Suchma
                 By: ______________________________
                     EDWARD J. SUCHMA
                     Chief Financial Officer (As duly authorized representative and as Principal Financial and Accounting Officer)

                 A.B.DICK COMPANY

                       Kenneth J. Giacomino
                 By: ______________________________
                     KENNETH J. GIACOMINO
                     Chief Financial Officer (As duly authorized representative and as Principal Financial and Accounting Officer)

                 CURTIS INDUSTRIES, INC.

                       Idelle K. Wolf
                 By: _______________________________
                     IDELLE K. WOLF
                     Chief Operating Officer (As duly authorized representative and as Principal Financial and Accounting Officer)

                 ITEK GRAPHIX CORP.

                      Edward J. Suchma
                 By: _______________________________
                     EDWARD J. SUCHMA
                     President and Chief Executive Officer (As duly authorized Officer)



        November 15, 1999
Date:___________________________________

INDEX OF EXHIBITS

Exhibit
Number      Description of Exhibit


3.1 Certificate of Incorporation of Paragon Corporate Holdings Inc., as currently in effect.*
3.2      By-Laws of Paragon Corporate Holdings Inc. as currently in effect.*
3.3      Certificate of Incorporation of A.B.Dick Company, as currently in effect.*
3.4      By-Laws of A.B.Dick Company, as currently in effect.*
3.5 Certificate of Incorporation of Curtis Industries, Inc., as currently in effect.*
3.6      By-Laws of Curtis Industries, Inc. as currently in effect.*
3.7      Certificate of Incorporation of Itek Graphix Corp. , as currently in effect.*
3.8      By-Laws of Itek Graphix Corp., as currently in effect.*
3.9      Certificate of Incorporation of Curtis Sub, Inc., as currently in effect.*
3.10     By-Laws of Curtis Sub, Inc., as currently in effect.*
4.1 Indenture, dated as of April 1, 1998, among Paragon Corporate Holdings Inc., A.B.Dick Company, Curtis Industries, Inc., Itek Graphix Corp., Curtis Sub, Inc and Norwest Bank Minnesota, National Association, as Trustee (containing, as exhibits, specimens of the Series A Notes and the Series B Notes).*
4.4
(a) Credit and Security Agreement, dated as of April 1, 1998 amended by Amendment I, between Paragon Corporate Holdings Inc. and Key Corporate Capital Inc.*
(b) Amendment I, dated as of March 17, 1999, to the Credit and Security Agreement, dated as of April 1, 1998 between Paragon Corporate Holdings Inc. and Key Corporate Capital Inc.
10.1 Agreement and Plan of Merger, dated as of November 6, 1997, among Paragon Corporate Holdings Inc., Curtis Industries, Inc. and Curtis Acquisition Group.*
10.2 Stock Purchase Agreement, dated as of December 19, 1996, between Paragon Corporate Holdings Inc. and GEC Incorporated.*
10.3 Management Agreement, dated as of April 1, 1998, between Paragon Corporate Holdings Inc. and NESCO, Inc.*
10.4 Tax Payment Agreement, dated as of April 1, 1998, among Paragon Corporate Holdings Inc., A.B.Dick Company, Curtis Industries, Inc., Itek Graphix Corp., Curtis Sub, Inc. and NES Group, Inc.*
10.5 Agreement dated November 10, 1995 between A.B.Dick Company and Gerald J McConnell.*
10.6 Severance and Non-Competition Agreement dated February 28, 1996 between Curtis Industries, Inc. and A. Keith Drewett.*
10.7 Severance and Non-Competition Agreement dated February 28, 1996 between Curtis Industries, Inc. and Maurice P. Andrien, Jr. as amended April 22, 1998.*
10.8 Agreement dated July 2, 1998 among Curtis Industries, Inc., Paragon Holdings Inc. and A. Keith Drewett.**
27       Financial Data Schedule

* Incorporated by reference from Form S-4 Registration Number 333-51569 filed under the Securities Act of 1933, as amended

** Incorporated by reference from Amendment No. 2 to Form S-4 Registration Number 333-51569 filed July 17, 1998 under the Securities Act of 1933, as amended