Form 10-K405
period 1999-12-31
PARAGON CORPORATE HOLDINGS INC; DICK A B CO; CURTIS INDUSTRIES INC/NEW/; ITEK GRAPHIX CORP; CURTIS SUB INC
filed 2000-03-31
CIK 1060513, 28761, 868415, 1060514, 1060515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

       [X] Annual Report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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


          Paragon Corporate Holdings Inc.         A.B.Dick Company
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

               Yes (X)                                  No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000 was $-0-.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

As of March 15, 2000, there were 1,000 shares of the registrant's Class A common stock outstanding.

As of March 15, 2000, there were 19,000 shares of the registrant's Class B common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PARAGON CORPORATE HOLDINGS INC.
                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

     Item                                                                Page
    Number                                                               Number
    ------                                                               ------
                                     PART I

      1        Business                                                    1

      2        Properties                                                  3

      3        Legal Proceedings                                           3

      4        Submission of Matters to a Vote of Security Holders         4

                                     PART II

      5        Market for Registrant's Common Stock and                    4
               Related Stockholder Matters

      6        Selected Financial Data                                     4

      7        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         6

     7a        Quantitative and Qualitative Disclosures                   11
               about Market Risk

      8        Financial Statements and Supplemental Data                 12

      9        Changes In and Disagreements With Accountants
               on Accounting and Financial Disclosure                     36

                                    PART III

     10        Directors and Executive Officers of the Registrant         37

     11        Executive Compensation                                     38

     12        Security Ownership of Certain Beneficial Owners            40
               and Management

     13        Certain Relationships and Related Transactions             40

                                     PART IV

     14        Exhibits, Financial Statement Schedules and Reports        42
               on Form 8-K

     15        Signatures                                                 43

     16        Index of Exhibits                                          44

                                     PART I

ITEM 1. BUSINESS

GENERAL

Paragon Corporate Holdings Inc. (hereinafter referred to as the "Company") is a holding company organized in September 1996 under the Delaware General Corporation law. The Company conducts all of its business through its subsidiaries.

The Company commenced operations on January 17, 1997 through the acquisition on that date of the common stock of A.B.Dick Company and its wholly owned subsidiaries (collectively "A.B.Dick"), from General Electric Company Ltd. ("GEC"). A.B.Dick is engaged in the manufacture, sale, distribution and service of offset presses, cameras and plate makers and related supplies for the graphic arts and printing industry. On December 5, 1997, the Company acquired all of the common stock of Curtis Industries, Inc. ("Curtis"), a national distributor of products to the automotive and industrial markets.

The Company's printing equipment and supplies business segment is a leading manufacturer and distributor of printing products for the global quick print and small commercial printing markets. This business has three product lines: (i) pre-press, press and other related equipment, (ii) supplies, and (iii) after-market repair service and replacement parts. The Company manufactures its own products that are sold under the A.B.Dick(R) and Itek Graphix(R) brand names, and distributes certain products manufactured by third parties. The Company's printing equipment and supplies business segment sells its products and services through a network of branches and independent distributors in the United States, its subsidiaries in Canada, the United Kingdom, the Netherlands and Belgium and independent distributors in other countries.

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

ACQUISITIONS

The Company's acquisition strategy is to conclude acquisitions that will add complementary product lines, expand its technological capabilities, broaden its geographic reach or otherwise support its business strategy. There can be no assurance that the Company will be successful in consummating any acquisition on terms favorable to the Company, if at all. On September 29, 1999, the company entered into an agreement to acquire all the outstanding shares of Multigraphics, Inc. ("Multigraphics"), a provider of equipment, supplies and service to the graphic arts industry. The transaction was completed on January 27, 2000 and will be accounted for as a purchase. During 1998, the Company consummated two small transactions, which added complementary pre-press products and supplies and strengthened the company's foreign distribution of its printing equipment and supplies business.

CUSTOMERS

The Company's printing equipment and supplies products are marketed to commercial, franchise and independent print shops, in-plant print shops and governmental and educational institutions throughout the world. Customers for printing supplies include franchisees of national quick print chains, independent quick print shops and small commercial shops and check printers. The Company's automotive and industrial supplies distribution products are marketed to fleet operators, independent auto dealerships, selected retail outlets and industrial accounts throughout the world. The Company's printing products are sold to more than 12,000 customers and its automotive and industrial distribution products to more than 55,000 customers, with no one customer accounting for more than 1.1% of the Company's 1999 net revenues. The Company believes this diversity in its client base minimizes its reliance on any one customer.

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

The Company's distribution business distributes products from a large and diverse supply base. In 1999, based on the Company's net revenues, no single supplier accounted for more than 8.3% of the Company's supply of products.

BACKLOG

Backlog at December 31, 1999 was $4.6 million, an increase of $1.3 million, or 40.5% from $3.3 million at December 31, 1998. The increase is primarily due to the timing of shipment of certain prepress components and presses acquired from third party manufacturers. The Company expects the majority of the backlog to ship during 2000. Since a majority of the orders in the automotive and industrial supplies distribution business are shipped within 24 hours of receipt of the order, no significant backlog exists for these products at December 31, 1999 or 1998.

EMPLOYEES

As of December 31, 1999, the Company had approximately 1,800 employees, approximately 1,350 of whom were located in the United States. The Company believes its relations with its employees are good. The Company's employees are not subject to collective bargaining agreements.

ENVIRONMENTAL AND HEALTH SAFETY MATTERS

The Company is subject to a variety of environmental standards imposed by federal, state, local and foreign environmental laws and regulations. The Company also is subject to the federal Occupational Health and Safety Act and similar foreign and state laws. The Company periodically reviews its procedures and policies for compliance with environmental and health and safety laws and regulations and believes that it is in substantial compliance with all such material laws and regulations applicable to its operations. Historically, the costs of compliance with environmental, health and safety requirements have not been material to the results of operations or the financial position of the Company.

ITEM 2. PROPERTIES.

As of December 31, 1999 the Company conducts its operations through the following primary facilities:

                             APPROX.          PRINCIPAL               OWNED/
LOCATION                   SQ.FOOTAGE         FUNCTION                LEASED
UNITED STATES:
     Niles, Illinois         54,000    Headquarters; Administration  Leased(1)
     Niles, Illinois        156,000    Manufacturing; warehouse      Leased(2)
     Des Plaines, Illinois   87,000    Warehouse                     Leased(3)
     Rochester, New York    194,000    Manufacturing                 Leased(4)
     Shelbyville, Kentucky  100,000    Warehouse; packaging          Owned
     Atlanta, Georgia        60,000    Warehouse                     Leased(5)
     Sparks, Nevada          50,000    Warehouse                     Owned
     Mayfield Heights, Ohio  34,000    Administrative                Leased(6)
CANADA:
     Rexdale, Ontario        67,000    Administration; warehouse     Owned
     Mississauga, Ontario    38,000    Administration; warehouse     Leased(7)
UNITED KINGDOM:
     Brentford,              26,000    Administration; warehouse     Leased(8)
     Andover                 15,000    Administration; warehouse     Leased(9)
BELGIUM:
     Brussels                11,000    Administration; warehouse     Leased(10)
THE NETHERLANDS:
     Maarssen                25,000    Administration; warehouse     Leased(11)
-----------------
(1)  Expires in July, 2008.
(2)  Expires in July, 2003.
(3)  Expires in August, 2003.
(4)  Expires in April, 2007.
(5)  Expires in February, 2003.
(6)  Expires in November, 2006.
(7)  Expires in August, 2001.
(8)  Expires in September, 2003.
(9)  Expires in November, 2012.
(10) Expires in December, 2004.
(11) Expires in March, 2003.

The Company believes that all of its property and equipment is in a condition appropriate for its operations and that it has sufficient capacity to meet its current operational needs.

ITEM 3. LEGAL PROCEEDINGS.

On April 30, 1997, four former and current distributors of A.B.Dick filed a suit against A.B.Dick, the Predecessor Company, alleging, among other things, breach of distributorship contracts and unfair and deceptive trade practices. The plaintiffs allege that the former parent of A.B.Dick decided to exit the U.S. market for printing equipment and related supplies and services by the sale or closing of A.B.Dick and as part of such plan pursued strategies designed to eliminate or significantly weaken A.B.Dick distributors engaged under distributorship contracts during the four year period ended April 30, 1997. The Company intends to vigorously defend this case although there can be no assurance as to the eventual outcome.

GEC Incorporated has agreed to fully indemnify the Company against all costs and liabilities in connection with any litigation that is pending or may be brought against A.B.Dick and arises out of events occurring prior to the closing of the A.B.Dick acquisition, including the case mentioned in the previous paragraph, for all amounts in excess of $250,000 up to an aggregate liability of $15,000,000.

In addition, both A.B.Dick and Curtis are parties to routine litigation incidental to their businesses, some of which is covered by insurance. The Company does not believe that any such pending litigation will have a material adverse effect upon its results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended December 31, 1999, NES Group, Inc., the Company's sole shareholder, by written consent, re-elected all members of the Company's Board of Directors.


                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company is a direct wholly-owned subsidiary of NES Group, Inc. There is no established public trading market for the Company's common stock. As of March 15, 2000, the Company had one shareholder. The Company paid no dividends in 1999, and a $10.0 million cash dividend in 1998. See Note G, "Financing Arrangements," to the Consolidated Financial Statements, Part II, Item 8, for limitations on dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents (i) consolidated financial data of the Company for the years ended December 31, 1999 and 1998 and for the period from January 17, 1997 through December 31, 1997, and (ii) consolidated financial data of A.B.Dick (Predecessor Company) for the period from April 1, 1996 through January 16,
1997 and for the year ended March 31, 1996, which have been derived from the audited consolidated financial statements of A.B.Dick. The Company believes that the financial data of A.B.Dick for the periods prior to January 17, 1997, the date on which A.B.Dick was acquired by the Company (the "Acquisition
Date"), is not comparable in certain respects with the financial data of A.B.Dick subsequent to such date. Prior to the Acquisition Date, A.B.Dick maintained a defined benefit pension plan for its manufacturing employees.
This plan was overfunded as of March 31, 1995 and, accordingly, pension credits of $5.1 million were recognized for the fiscal year ended March 31, 1996 and $7.0 million were recognized for the period from April 1, 1996 through January 16, 1997. In connection with the sale of A.B.Dick on January 16, 1997, GEC assumed all existing obligations under this plan. Prior to the Acquisition Date, A.B.Dick also provided post-retirement health care benefits to certain retirees. Net periodic post-retirement benefit costs of approximately $4.7 million for the fiscal year ended March 31, 1996 and approximately $3.5 million for the period April 1, 1996 through January 16, 1997 were allocated to A.B.Dick by GEC based upon actuarial valuations. In connection with the sale of A.B.Dick on January 16, 1997, GEC assumed all existing obligations under the post-retirement health care benefits plan. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements as described elsewhere herein.


                                                                  (Dollars in Thousands)

                                                                                                 A.B.DICK
                                                          THE COMPANY                      (PREDECESSOR COMPANY)
                                            -----------------------------------------   ---------------------------
                                            Fiscal Year   Fiscal Year   Jan. 17, 1997   April 1, 1996   Fiscal Year
                                               Ended         Ended         Through         Through         Ended
                                              Dec. 31,      Dec. 31,       Dec. 31,        Jan. 16,       March 31,
                                                1999          1998           1997            1997           1996
                                             ---------     ---------      ---------       ---------      ---------
STATEMENT OF OPERATIONS DATA:
Net revenue                                 $ 248,668     $ 268,624      $ 193,216       $ 157,414      $ 215,363
Gross profit                                   89,865       104,666         63,565          42,356         62,526
Acquisition, relocation and severance
costs (1)                                       1,633         2,705          1,400              --             --
Operating income (loss)                        (3,962)        9,983         10,999            (617)        (6,034)
Interest expense                               12,383        11,311          2,598             205            162
Net income (loss)                             (15,227)       (1,883)         8,554          (1,106)        (6,404)

OTHER DATA:
Cash provided by (used in) operating
activities                                    (10,594)        1,509         15,085           7,481          8,523
Cash provided by (used in) investing
activities                                      9,328       (27,574)       (28,684)         (3,960)        (5,528)
Cash provided by (used in) financing
activities                                      8,934        30,565         15,253         (26,479)        (4,468)
Depreciation and amortization                   7,270         5,496          1,481           7,053          8,922
Capital expenditures                            6,542         9,979          1,860           3,960          5,528
Ratio of earnings to fixed charges (2)             --           1.0x           3.8x             --             --


                                                                      THE COMPANY                         A.B.DICK
                                              ----------------------------------------------------     ---------------
                                                                                                         (Predecessor
                                                                                                           Company)
                                                          As of December 31,               Jan. 17,    As of March 31,
                                              ------------------------------------         -------     ---------------
                                                 1999        1998           1997             1997           1996
 BALANCE SHEET DATA:
 Cash, cash equivalents and short-term
      investments                             $ 18,951     $ 28,996       $  7,459         $ 8,280        $ 25,912
 Total assets                                  160,656      175,409        138,075          58,041         116,561
 Long-term debt, including current portion     118,347      117,883         70,616           8,016           2,007
 Stockholder's equity (deficit)                (20,189)      (5,119)         7,131              48          77,138




(1) For 1999, represents non-recurring charges related to A.B.Dick severance and reorganization costs. For 1997 and 1998, represents non-recurring charges related to compensation agreements with certain executives in connection with the Curtis acquisition. In addition, in 1998, represents costs incurred in connection with the relocation of A.B.Dick operations as required by the A.B.Dick purchase agreement.

(2) Earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs and one-third of the rent expense from operating leases, which management believes is a reasonable approximation of an interest factor. Earnings were inadequate to cover fixed charges in the fiscal year ended December 31, 1999 and the period from April 1, 1996 through January 16, 1997 and the year ended March 31, 1996 by $15,391, $455, and $5,463, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The consolidated financial statements of the Company include the operations of the acquired subsidiaries from their respective dates of acquisition. A.B.Dick was acquired on January 17, 1997 and Curtis was acquired on December 5, 1997. The 1997 statement of operations for the Company represents the 49-week period from January 17, 1997 through December 31, 1997.

The following table sets forth, on a comparative basis, certain income statement data for the Company for the years ended December 31, 1999 and 1998 and the period from January 17, 1997 through December 31, 1997. The information has been derived from the audited consolidated financial statements of the Company .




                                                          PARAGON CORPORATE HOLDINGS INC.
                                     -------------------------------------------------------------------------
                                                                                     PERIOD FROM
                                        YEAR ENDED   % OF     YEAR ENDED   % OF     JAN. 17, 1997      % OF
                                         DEC. 31,     NET      DEC. 31,     NET        THROUGH          NET
                                           1999     REVENUE      1998     REVENUE   DEC. 31, 1997     REVENUE
                                         --------   --------   --------   --------    --------       --------
Net revenue:
 Printing equipment and supplies         $165,158              $187,488               $186,315
 Automotive and industrial supplies        83,510                81,136                  6,901
                                         --------              --------               --------
 Net revenue                              248,668    100.0%     268,624    100.0%      193,216        100.0%
Cost of revenue:
 Printing equipment and supplies          123,225               129,904                126,817
 Automotive and industrial supplies        35,578                34,054                  2,834
                                         --------              --------               --------
 Cost of revenue                          158,803               163,958                129,651
                                         --------              --------               --------
Gross profit                               89,865     36.1%     104,666     39.0%       63,565         32.9%
Sales and marketing expense                42,275     17.0%      44,383     16.5%       26,386         13.7%
General and administrative expense         38,785     15.6%      37,630     14.0%       17,603          9.1%
Research and development                    3,631      1.5%       3,046      1.1%        3,755          1.9%
Depreciation and amortization               7,270      2.9%       5,496      2.1%        1,481          0.8%
Management fee                                233      0.1%       1,423      0.5%        1,941          1.0%
Acquisition, relocation and
    severance costs                         1,633      0.6%       2,705      1.0%        1,400          0.7%
                                         --------              --------               --------
Total expenses                             93,827     37.7%      94,683     35.2%       52,566         27.2%
                                         --------              --------               --------
Operating income (loss)                  $ (3,962)    (1.6)%   $  9,983      3.8%     $ 10,999          5.7%
                                         ========              ========               ========


YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998.


NET REVENUE.

Net revenue decreased $19.9 million or 7.4% from $268.6 in 1998 to $248.7 million in 1999. The decrease was principally due to lower printing equipment and supplies sales which declined by $22.3 million from the prior year. Printing equipment sales were down $11.1 million or 16.1% over the prior year to $57.9 million primarily due to weaker demand in domestic and most European markets as well as an expired distribution agreement in Canada. Printing supplies sales were down $7.3 million or 9.6% to $68.5 million in 1999 due to an expired distribution agreement in Canada, a decline in the supply stream on previously discontinued domestic equipment and lower optical equipment supplies sales, partially offset by increases in digital equipment supplies sales. Service and repair parts revenues decreased $3.9 million or 9.1% primarily due to the discontinuance of A.B.Dick's line of distributed copier equipment and digital duplicators. Automotive and industrial supplies revenue increased $2.4 million or 2.9% over the prior year, to $83.5 million primarily as result of an increase in U.S. National Account sales.

GROSS PROFIT.

Gross profit decreased $14.8 million or 14.1% to $89.9 million compared to $104.7 million from the prior year. Gross profit as a percent of sales was 36.1% in 1999 compared to 39.0% in 1998 primarily due to lower printing equipment and supplies margin. A.B.Dick's gross profit decreased $15.6 million and gross profit as a percent of sales decreased by 5.3 percentage points to 25.4%. The decrease in gross profit percent resulted mainly from lower cost in 1998 due to yen denominated purchases, increased costs in 1999 on manufactured equipment due to reduced volume, and increased freight costs. Service margins were lower due to decreased installations and service contracts on previously discontinued equipment. Curtis' gross profit increased $0.9 million or 1.8% from last year due to increased sales.

COSTS AND EXPENSES.

Costs and expenses decreased by $0.9 million to $93.8 million in 1999 from $94.7 million for 1998. Sales, marketing, general and administrative expense, and management fees reductions totaling $2.1 million were offset by increases in depreciation and amortization and research and development expense totaling $2.3 million. Acquisition, relocation and severance costs were $1.6 million in 1999 and consisted of $0.8 million of severance and pension costs associated with the reorganization of A.B.Dick's Belgium subsidiary, and $0.8 million in relocation and severance costs related to A.B.Dick. A majority of these costs were paid in 1999. In 1998, acquisitions, relocation and severance expenses were $2.7 million related primarily to costs associated with relocation of the A.B.Dick facilities and severance costs with certain executives.

OPERATING INCOME.

Operating income decreased $14.0 million from $10.0 million in 1998 to a loss of $4.0 million in 1999. The 1999 amount includes operating income from Curtis of $4.4 million and an operating loss from A.B.Dick of $7.7 million. The primary factors contributing to the decline in operating income when compared to the same period a year earlier are the decreases in revenues and gross profits, partially offset by lower operating costs, for A.B.Dick.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE PERIOD FROM JANUARY 17, 1997 THROUGH DECEMBER 31, 1997.


NET REVENUE.

Net revenue increased $75.4 million or 39.0% from $193.2 in 1997 to $268.6 million in 1998. The increase was principally due to the acquisition of Curtis, which accounted for $81.1 million in sales for the year ended December 31, 1998 compared to $6.9 million in 1997. Printing equipment sales were up $4.4 million or 6.8% over the prior year to $69.0 million primarily due to increases in the domestic sales of press equipment. Supplies sales were down $2.1 million or 2.7% to $75.8 million in 1998 compared to $77.9 million in 1997. The discontinuance of certain domestic equipment lines and the introduction of a new plate product by a competitor in the pre-press market were the principal reasons for the revenue decline. Service and repair parts revenues decreased by $1.1 million primarily due to the discontinuance of the Konica copier equipment line and a trend among customers to switch from preventive service contracts to purchased service calls.

GROSS PROFIT.

Gross profit was $104.7 million compared to $63.6 million from the prior year. The increase of $41.1 million or 64.6% was principally due to the acquisition of Curtis, which had a gross margin of $47.1 million in 1998 compared to $4.1 million in 1997. Gross profit margin percentage was 39.0% during 1998 compared to 32.9% for the same period last year. The addition of the Curtis busines accounted for the significant improvement in the gross margin as a percentage of revenues. The A.B.Dick margins decreased by $1.9 million or 1.2% as a percent of revenue primarily due to the change in the mix of sales of the various products and services.

COSTS AND EXPENSES.

Costs and expenses increased by $42.1 million to $94.7 million in 1998 from $52.6 million in 1997. The acquisition of Curtis contributed $39.4 million to the increase in costs and expenses. A.B.Dick sales, marketing, general and administrative expense increases were offset by reductions in research and development and management fee. Acquisition and relocation expenses were $2.7 million during 1998 compared to $1.4 million in 1997. This increase was primarily due to the costs associated with the relocation of the A.B.Dick facilities during the year and non-recurring charges related to compensation arrangements with certain executives.

OPERATING INCOME.

Operating income decreased $1.0 million or 9.1% from $11.0 million in 1997 to $10.0 million in 1998. In 1998 the amount includes an increase in operating income from Curtis of $4.2 million. The operating income generated in 1998 by A.B.Dick decreased $2.1 million due to the relocation of its facilities and approximately $2.7 million due to the change in the mix of product sales and services compared to 1997. Corporate administrative expenses increased by $0.4 in 1998 compared to 1997.

EXTRAORDINARY ITEM.

An extraordinary expense of $1.3 million was recorded during the second quarter of 1998 related to the write-off of deferred financing costs and fees associated with the early extinguishment of certain of the Company's debt.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided (used) by operating activities was ($10.6) million, $1.5 million and $15.1 million for the years ended December 31, 1999, 1998 and the period from January 17, 1997 through December 31, 1997, respectively. The decrease in net cash from operating activities in 1999 was principally the result of net losses incurred of $15.2 million. The net loss in 1999 is primarily due to A.B.Dick operating losses and increased interest costs as a result of the issuance of $115.0 million of senior notes on April 1, 1998. The decrease in net cash from operating activities in 1998 as compared to 1997 was principally the result of decreased net income. The decline in net income is mainly due to the increased interest costs on the $115.0 million of senior notes noted above. The net cash provided from operating activities in 1997 is primarily due to net income of $8.6 million and the reduction of inventories of $6.0 million.

Net cash provided by (used in) investing activities was $9.3 million, ($27.6) million and ($28.7) million for the years ended December 31, 1999, 1998 and the period from January 17, 1997 through December 31, 1997, respectively. Net cash provided by investing activities in 1999 includes liquidation of short-term investments of $17.9 million primarily used for debt service, a $2.0 million loan to Multigraphics, and to partially fund capital expenditures of $6.5 million. The net cash used in investing activities in 1998 includes increases in short-term investments of $17.4 million, and property, plant and equipment purchases of $10.0 million, approximately $5.8 million of which related to the relocation of the A.B.Dick facilities. The primary components of net cash used in investing activities in 1997 were $19.5 million for accounts receivable related to the A.B.Dick acquisition; $1.9 million for property, plant, and equipment purchases; $4.4 million for payment of acquisition-related liabilities, and $4.9 million related to the acquisition of Curtis.

Net cash provided by financing activities was $8.9 million, $30.6 million and $15.3 million for the years ended December 31, 1999, 1998 and the period from January 17, 1997 through December 31, 1997, respectively. Net cash provided by financing in 1999 includes an increase in the revolving lines of credit of $10.2 million incurred primarily to fund A.B.Dick operating losses, borrowings of $0.6 million under a term note, offset by a reduction of $0.4 million in long-term borrowings and a decrease of $0.9 million in amount due to GEC and affiliates. The increase in 1998 is the result of the issuance of the $115.0 million of senior notes, offset by the reduction of long-term borrowings of $41.9 million and revolving lines of credit by $26.1 million, and a payment of bond issuance costs of $5.2 million and a dividend to the sole shareholder in the amount of $10.0 million. The increase in cash provided by financing activities for 1997 was principally due to increases in borrowings on revolving credit lines.

The Company's primary capital requirements (excluding acquisitions) consist of working capital, capital expenditures and debt service. The company expects current financial resources and funds from operations to be adequate to meet current cash requirements. At December 31, 1999 the company had cash, cash equivalents and short-term investment of $19.0 million and unused credit facilities of $18.7 million available for its use. At December 31, 1999, the company was in violation of certain financial covenants under the terms of the revolving credit agreement. During March 2000, the Company received waivers of these convenants through June 29, 2000 and it also amended future covenant requirements to reflect the Company's current financial outlook and the acquisition of Multigraphics.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Canada, the United Kingdom, The Netherlands, and Belgium. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls, and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Canadian dollar, the British pound sterling, the Dutch guilder, and the Belgium franc. The fluctuation of the U.S. dollar versus other currencies resulted in increases (decreases) to stockholder's equity of approximately $0.2 million and $(0.3) million for the years ended December 31, 1999 and 1998, respectively.

IMPACT OF THE YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company has experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expended approximately $3.4 million to upgrade its information systems which included achieving Year 2000 compliance.

The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or products and ervices of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended by FASB Statement 137, is required to be adopted no later than January 1, 2001. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

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

The Company's properties have been acquired over the past three years and have a useful life ranging from three years for equipment to forty years for buildings. Assets acquired in prior years will, of course, be replaced at higher costs but this will take place over many years. Again, these new assets will result in higher depreciation charges; but in many cases, due to technological improvements, there will be operating cost savings as well. The Company considers these matters in setting its pricing policies.

SUBSEQUENT EVENT

On January 27, 2000, the Company completed the acquisition of all of the outstanding common stock of Multigraphics, Inc. a supplier of high quality pre-press, press, and post-press equipment, supplies, and technical services to the printing industry. Pursuant to the Merger Agreement, the Company paid $1.25 in cash per share, or $3.6 million, and assumed $7.4 million of outstanding debt of Multigraphics. In addition, the Company loaned $2.0 million to Multigraphics pursuant to a promissory note agreement executed by Multigraphics on September 29, 1999. The acquisition will be accounted for under the purchase method of accounting whereby the purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price allocation has not been completed as of March 30, 2000. For the fiscal year ended July 31, 1999, Multigraphics had net sales of approximately $107 million and operating income of approximately $1.8 million.

In connection with the acquisition, the Company is formulating plans for the integration of Multigraphics operations into its printing and supplies business segment. As part of this integration, the Company anticipates that it will incur restructuring costs of approximately $1.5 million comprised primarily of employee termination and relocation costs which will be expensed during 2000. Employee termination costs and other costs pertaining to Multigraphics that qualify under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, will be included in the purchase price allocation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK AND RISK MANAGEMENT POLICIES

The following discussion provides information concerning the Company's financial instruments that are sensitive to changes in interest rates. The Company's available for sale securities of $3.6 million at December 31, 1999 are carried at fair value and invested primarily in United States corporate debt securities. Expected maturities range from one to ten years with rates of return averaging between 4.8% to 5.7%. Interest earned on these securities, which are similar enough to aggregate for presentation purposes, is not material to the results of operations of the Company.

Substantially all of the Company's long-term debt consists of $115 million of series B Senior Notes due in April, 2008. The notes carry interest at a fixed rate of 9 5/8%, payable semi-annually. The notes are redeemable at the option of the Company, in whole or in part, any time on or after 2003, subject to certain call premiums. The carrying amount of the notes exceeded its fair value at December 31, 1999 and 1998 by $78,200 and $19,600, respectively. The fair value has been determined using the market price of the related securities at December 31, 1999 and 1998.

The Company's $32 million credit agreement is fully revolving until its maturity in 2003. The credit agreement bears variable interest at an initial rate equal to either 1) the bank's prime rate plus 75 basis points or 2) LIBOR plus 275 basis points, at the option of the Company. The weighted average interest rate for borrowings under this facility was 8.9% in 1999.

The Company's interest income and expense are most sensitive to changes in the U.S. interest rates, which impact interest earned on the Company's cash equivalents and available for sale securities as well as interest paid on borrowings under the revolving credit facility. The Company has mitigated the impact of interest rate fluctuations by issuing substantially all of its long term debt at fixed interest rates with a single maturity in 2008.

The Company's earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly in Japan, and to a lesser extent, European countries. An additional risk relates to product shipped between the Company's European subsidiaries. In addition to the impact on the intercompany balances, changes in exchange rates also affect volume of sales or the foreign currency sales price as competitors products become more or less attractive.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Report of Independent Auditors and the consolidated financial statements of Paragon Corporate Holdings Inc. for the years ended December 31, 1999 and 1998 and for the eleven-month and fifteen-day period ended December 31, 1997 are included herein.

                        PARAGON CORPORATE HOLDINGS INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                            PAGE
                                                                                         ----------

Report of Independent Auditors                                                                14

Consolidated Balance Sheets                                                                   15
     as of December 31, 1999 and 1998

Consolidated Statements of Operations                                                         16
     for the years ended December 31, 1999 and 1998
     and for the eleven-month and fifteen-day period ended December 31, 1997

Consolidated Statements of Stockholder's Equity (Deficit)                                     17
     for the years ended December 31, 1999 and 1998
     and for the eleven-month and fifteen-day period ended December 31, 1997

Consolidated Statements of Cash Flows                                                         18
     for the years ended December 31, 1999 and 1998
     and for the eleven-month and fifteen-day period ended December 31, 1997

Notes to Consolidated Financial Statements                                                    19



                         REPORT OF INDEPENDENT AUDITORS


To The Stockholder
Paragon Corporate Holdings Inc.

We have audited the accompanying consolidated balance sheets of Paragon Corporate Holdings Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for the years ended December 31, 1999 and 1998 and for the eleven-month and fifteen-day period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paragon Corporate Holdings Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the eleven-month and fifteen-day period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States.


                                                           /s/Ernst & Young LLP

Cleveland, Ohio
March 30, 2000

                         Paragon Corporate Holdings Inc.
                           Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                       December 31,  December 31,
                                                           1999         1998
                                                       ------------  ------------

ASSETS
Current assets:
   Cash and cash equivalents                             $ 15,341     $  7,462
   Short-term investments                                   3,610       21,534
   Accounts receivable, less allowances of
      $2,264 and $1,498 in 1999 and
      1998, respectively                                   35,943       40,579
   Inventories                                             45,924       48,094
   Other current assets                                     1,923        2,458
                                                         --------     --------
      Total current assets                                102,741      120,127

Property, plant and equipment, net                         20,363       18,700
Goodwill, net                                              30,692       31,861
Other assets                                                6,860        4,721
                                                         --------     --------
                                                         $160,656     $175,409
                                                         ========     ========

LIABILITIES AND
STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Revolving credit facilities                           $ 10,219     $      -
   Accounts payable                                        18,813       23,471
   Accrued compensation                                     6,034        8,302
   Accrued other                                           14,701       16,362
   Deferred service revenue                                 6,037        6,502
   Due to GEC                                                 852        1,724
   Current portion of long-term debt and
       capital lease obligations                            1,498          997
                                                         --------     --------
    Total current liabilities                              58,154       57,358

Senior Notes                                              115,000      115,000
Other long-term debt and capital lease
   obligations, less current portion                        1,849        1,886
Retirement obligations                                      3,546        3,641
Other long-term liabilities                                 2,296        2,643
                                                         --------     --------
                                                          180,845      180,528
Stockholder's equity (deficit):
Common stock, no par value, Authorized
   2,000 shares of Class A (voting)
   and 28,000 shares of Class B (non-voting);
   issued and outstanding 1,000 shares of
   Class A and 19,000 shares of Class B,
       at stated value                                          1            1
   Paid-in capital                                             47           47
   Retained earnings (deficit)                            (19,506)      (4,279)
   Accumulated other comprehensive loss                      (731)        (888)
                                                         --------     --------
      Total stockholder's equity (deficit)                (20,189)      (5,119)
                                                         --------     --------
                                                         $160,656     $175,409
                                                         ========     ========


See notes to consolidated financial statements

                         Paragon Corporate Holdings Inc.
                      Consolidated Statements of Operations
                             (Dollars in Thousands)

                                                                                            Period From
                                                                                           Jan. 17, 1997
                                                    Year Ended          Year Ended            through
                                                   Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1997
                                                  ---------------     ---------------     ---------------

Net revenue                                           $248,668            $268,624           $193,216
Cost of revenue                                        158,803             163,958            129,651
                                                      --------            --------           --------

Gross profit                                            89,865             104,666             63,565

COSTS AND EXPENSES
Sales and marketing expenses                            42,275              44,383             26,386
General and administrative expenses                     38,785              37,630             17,603
Research and development                                 3,631               3,046              3,755
Depreciation and amortization                            7,270               5,496              1,481
Management fee                                             233               1,423              1,941
Acquisition, relocation and severance costs              1,633               2,705              1,400
                                                      --------            --------           --------
                                                        93,827              94,683             52,566
                                                      --------            --------           --------

Operating income (loss)                                 (3,962)              9,983             10,999
Interest income                                          1,044               1,728                789
Interest expense                                       (12,383)            (11,311)            (2,598)
Other income (expense)                                     (90)               (258)               139
                                                      --------            --------           --------
Income (loss) before foreign income
    taxes and extraordinary item                       (15,391)                142              9,329

Foreign income tax expense (benefit)                      (164)                745                775
                                                      --------            --------           --------

Income (loss) before extraordinary item                (15,227)               (603)             8,554

Extraordinary item                                          --              (1,280)                --
                                                      --------            --------           --------

Net income (loss)                                     $(15,227)           $ (1,883)          $  8,554
                                                      ========            ========           ========



     See notes to consolidated financial statements.

                         Paragon Corporate Holdings Inc.
            Consolidated Statements of Stockholder's Equity (Deficit)
                             (Dollars in Thousands)

                                                                          Accumulated
                                                               Retained      Other
                                              Common  Paid-In  Earnings  Comprehensive
                                              Stock   Capital  (Deficit) Income (Loss)     Total
                                              ------  -------  --------  -------------  -----------

Balance at January 17, 1997                     $1      $47    $     --     $  --       $     48
Comprehensive income:
  Net income                                                       8,554                   8,554
  Foreign currency translation adjustment                                    (521)          (521)
                                                                                        --------
  Total comprehensive income                                                               8,033
Accrued dividend for stockholder's
  income taxes                                                      (950)                   (950)
                                              ----      ---     --------    -----        -------
Balance at December 31, 1997                     1       47        7,604     (521)         7,131
Comprehensive loss:
  Net loss                                                        (1,883)                 (1,883)
  Foreign currency translation adjustment                                    (321)          (321)
  Minimum pension liability                                                   (46)           (46)
                                                                                        --------
  Total comprehensive loss                                                                (2,250)
Dividend distribution to stockholder                             (10,000)                (10,000)
                                              ----      ---     --------    -----       --------
Balance at December 31, 1998                     1       47       (4,279)    (888)        (5,119)
Comprehensive loss:
  Net loss                                                       (15,227)                (15,227)
  Foreign currency translation adjustment                                     165            165
  Minimum pension liability                                                    46             46
  Unrealized losses on  available-for-sale
     securities                                                               (54)           (54)
                                                                                        --------
   Total comprehensive loss                                                              (15,070)
                                              ----      ---     --------    -----       --------
Balance at December 31, 1999                    $1      $47     $(19,506)   $(731)      $(20,189)
                                              ====      ===     ========    =====       ========

See notes to consolidated financial statements

                         Paragon Corporate Holdings Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                                                                      Period From
                                                                                                     Jan. 17, 1997
                                                              Year Ended          Year Ended            through
                                                             Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1997
                                                            ---------------     ---------------     ---------------
OPERATING ACTIVITIES:
    Net income (loss)                                          $(15,227)           $ (1,883)          $  8,554
    Adjustments to reconcile net income (loss)
        to net cash provided by (used in) operating
        activities:
    Extraordinary item                                               --               1,280                 --
    Provision for depreciation and amortization                   7,270               5,496              1,481
    Gain on sale of equipment                                        --                (845)                --
    Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                4,636              (2,758)              (205)
        (Increase) decrease in inventory                          1,830                 (63)             6,029
        Increase in other assets                                     44              (1,128)              (877)
        Increase (decrease)in accounts payable                   (4,658)              9,328              1,193
        (Decrease) in other liabilities                          (4,489)             (7,918)            (1,090)
                                                               --------            --------           --------
             Net cash provided by (used in) operating
                activities                                      (10,594)              1,509             15,085

INVESTING ACTIVITIES:
    Accounts receivable used in connection with the
       acquisition of A.B.Dick Company                               --                  --            (19,489)
    Loan to Multigraphics                                        (2,000)                 --                 --
    Purchases of property, plant and equipment                   (6,542)             (9,979)            (1,860)
    Proceeds from the sale of equipment                              --                 858                 --
    (Increase) decrease in short-term investments                17,870             (17,358)             1,954
    Payment of acquisition liabilities                               --                  --             (4,379)
    Acquisition of businesses, less cash acquired                    --              (1,095)            (4,910)
                                                               --------            --------           --------
             Net cash provided by (used in) investing
                activities                                        9,328             (27,574)           (28,684)

FINANCING ACTIVITIES:
    Borrowings (payments) on revolving credit
       facilities                                                10,219             (26,084)            18,603
    Decrease in amounts due to GEC and affiliates                  (872)             (1,221)            (2,436)
    Proceeds from issuance of Senior Notes                           --             115,000                 --
    Payment of bond issuance cost                                    --              (5,241)                --
    Dividend distribution                                            --             (10,000)                --
    Proceeds from long-term borrowings                              808                  --                 --
    Principal payments on long-term borrowings                   (1,221)            (41,889)              (914)
                                                               --------            --------           --------
             Net cash provided by financing activities            8,934              30,565             15,253
    Effect of exchange rate changes on cash                         211                (321)              (521)
                                                               --------            --------           --------
    Increase in cash and cash equivalents                         7,879               4,179              1,133
    Cash and cash equivalents at beginning of period              7,462               3,283              2,150
                                                               --------            --------           --------
    Cash and cash equivalents at end of period                 $ 15,341            $  7,462           $  3,283
                                                               ========            ========           ========

See notes to consolidated financial statements

                         PARAGON CORPORATE HOLDINGS INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                             (Dollars in Thousands)

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

B. ACQUISITIONS

The Company commenced operations on January 17, 1997 through the acquisition on that date of the common stock of A.B.Dick Company and its wholly owned subsidiaries (collectively "A.B.Dick"), from General Electric Company Ltd. ("GEC").

Under the terms of the stock purchase agreement, A.B.Dick transferred to GEC $19,489 of domestic accounts receivable (which were collected by A.B.Dick during 1997 and remitted to GEC) and the Niles manufacturing and headquarters facilities, which had a carrying amount of $3,500. GEC agreed to let the Company use these facilities until the Company moved to new manufacturing, headquarters and distribution facilities during 1998. GEC also agreed to fund up to $1,500 in severance costs incurred in 1997 and to reimburse the Company in 1998 for moving costs up to $2,000. These amounts have been reflected in the allocation of the purchase price.

Restructuring reserves of $6,000 were included in the purchase price allocation in accordance with the Company's business plans to substantially reorganize the A.B.Dick operations. These reserves represented accruals for severance of administrative and operating employees and occupancy costs to be incurred in 1997 and 1998 for idle manufacturing and headquarters facilities prior to the relocation of operations in 1998. As of December 31, 1998, the Company expended all of the amounts provided for in the purchase price allocation. In the first quarter of 1999, the Company completed the physical relocation of its headquarters, distribution center and manufacturing activities.

Since the fair value of the net assets acquired exceeded the purchase price by approximately $16,359, the historical book values of the acquired property, plant and equipment ($12,900) were recorded on the January 17, 1997 opening balance sheet at zero. The remaining excess ($3,459) of fair value of net assets acquired over purchase price is classified as other long-term liabilities and is being amortized into income over ten years. This transaction was accounted for under the purchase method of accounting.

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

                                              Period from
                                             Jan. 17, 1997
                                                through
                                             Dec. 31, 1997
                                             --------------

                    Net revenues                $267,419
                    Costs and expenses           250,295
                    Acquisition costs              1,400
                    Operating income              15,724
                    Net Income                     8,700

During 1998, the Company acquired two businesses, which added complementary products and increased distribution for the Company's foreign printing equipment and supplies business. The cost of the acquisitions, net of cash acquired, was $1,095. The acquisitions have been accounted for as purchases with the acquired assets and liabilities recorded at estimated fair value at the date of acquisition. The acquired companies operating results have been included in the statement of operations since their respective date of acquisition. Proforma results of operations assuming the acquisitions occurred on January 1, 1997 have not been presented as the impact of these acquisitions was not material.

On January 27, 2000, the Company completed the acquisition of all of the outstanding common stock of Multigraphics, Inc. ("Multigraphics"), a supplier of high quality pre-press, press, and post-press equipment, supplies, and technical services to the printing industry. Pursuant to the Merger Agreement, the Company paid $1.25 in cash per share, or $3.6 million, and assumed $7.4 million of outstanding debt of Multigraphics. In addition, the Company loaned $2.0 million to Multigraphics pursuant to a promissory note agreement executed by Multigraphics on September 29, 1999. The acquisition will be accounted for under the purchase method of accounting whereby the purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price allocation has not been completed as of March 30, 2000. For the fiscal year ended July 31, 1999, Multigraphics had net sales of approximately $107 million and operating income of approximately $1.8 million.

C. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents and Investments

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company's available-for-sale securities are comprised primarily of corporate debt securities and commercial paper and have maturities ranging from less than one year to ten years.

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income. Interest, dividends, realized gains and losses, and declines in value judged to be other than temporary, are recognized in net income (loss). The cost of securities sold is based on the specific identification method.

Accounts Receivable

Provisions for credit losses were approximately $1,546, $760 and $1,124 for the years ended December 31, 1999 and 1998, and for the period from January 17, 1997 through December 31, 1997, respectively. Accounts written off were approximately $780, $1,173 and $124 for the years ended December 31, 1999 and 1998 and the period from January 17, 1997 through December 31, 1997, respectively.

Inventories

Domestic inventories, which represent approximately 75% and 80% of total consolidated inventory at December 31, 1999 and 1998, respectively, are determined on the last-in, first-out (LIFO) basis and foreign inventories are determined on the first-in, first-out (FIFO) basis. Where necessary, reserves are provided to value inventory at the lower of cost or market.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments, trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying amount of the revolving credit facility approximates fair value. The carrying amount of long-term debt exceeds its fair value at December 31, 1999 and 1998 by $78,200 and $19,600, respectively. The fair value has been determined using the market price of the related securities at December 31, 1999 and 1998.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost (See Note B). Depreciation is computed using the straight-line method based on the expected useful lives of the assets, which are as follows:

               Building and improvements          15 to 40 years
               Machinery and equipment            3 to 18 years
               Rental equipment                   3 years

Goodwill

Goodwill is being amortized on a straight-line basis over 30 years. Accumulated amortization was $2,762 and $1,585 at December 31, 1999 and 1998, respectively. The ongoing value and remaining useful life of goodwill are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable.

Impairment of Long-lived Assets

Impairment of long-lived assets and related goodwill is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company's estimate of undiscounted cash flows over the assets remaining estimated useful life are less than the assets carrying value. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset. No impairment has been recorded in the consolidated financial statements.

Income Taxes

The Company and its domestic subsidiaries, have elected Subchapter S Corporation status for United States income tax purposes. Accordingly, the Company's United States operations are not subject to income taxes as separate entities. The Company's United States income is included in the income tax returns of the stockholder. Under terms of the tax payment agreement with the stockholder, the Company makes distributions to the stockholder for payment of income taxes. No amount was accrued or paid for the years ended December 31, 1999 and 1998. At December 31, 1997, the Company accrued dividends totaling $950, for the payment of stockholder's income taxes, which was paid in 1998. On March 14, 2000, A.B.Dick elected C Corporation status for United States income tax purposes effective January 1, 2000. Pursuant to FASB 109, "Accounting For Income Taxes", A.B. Dick will recognize existing deferred income taxes of approximately
$1 million in future periods. This recognition will have no impact on operating income or EBITDA of A.B. Dick Company.

The foreign subsidiaries of A.B.Dick and Curtis are subject to foreign income taxes. Accordingly, deferred taxes have been provided for the expected future tax consequences of temporary differences in the foreign subsidiaries between the carrying amount and tax basis of assets and liabilities. Where the Company has determined that it is more likely than not that deferred assets will not be realized, a valuation allowance has been established. For the years ended December 31, 1999 and 1998, and for the period January 17, 1997 through December 31, 1997, the Company paid foreign income taxes of $258, $557 and $824, respectively.

Revenue Recognition

For the majority of its operations, the Company recognizes revenues upon shipment of its equipment and products. A.B.Dick receives advance payments for service contracts and recognizes income on a straight line basis over the contract term as service is provided. Deferred revenues are recorded on the balance sheet related to these advance payments.

Product Warranty

A.B.Dick's products (pre-press, press and post-press equipment, copiers, repair parts and supplies) are subject to varying warranty periods. A reserve for estimated future warranty obligations is included in accrued expenses based on historical rates of warranty claims.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 1999 and 1998 and the period from January 17, 1997 through December 31, 1997 amounted to $2,376, $2,795 and $1,832, respectively.

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

Foreign Currency Translation

The assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the period. The effects of exchange rate fluctuations have been reported in other comprehensive income. Gains and losses from foreign currency transactions are included in net income (loss). Foreign currency exchange gains (losses) for the years ended December 31, 1999, 1998 and the period from January 17, 1997 through December 31, 1997 were not material.

Comprehensive Income (Loss)

Accumulated other comprehensive loss at December 31, 1999 consists of $677 relating to foreign currency translation adjustments and $54 relating to unrealized losses on available-for-sale securities. Accumulated other comprehensive loss at December 31, 1998 consists of $842 relating to foreign currency translation adjustments and $46 relating to minimum pension liability adjustments.

New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by FASB Statement 137, is required to be adopted no later than January 1, 2001. Since it is the Company's intent not to use derivatives, management believes that the adoption of the new Statement will not have a significant effect on the results of operations or financial position of the Company.

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

D. INVESTMENTS

The following is a summary of available-for-sale securities:


                                           Unrealized  Unrealized  Estimated
DECEMBER 31, 1999                  Cost      Gains       Losses   Fair Value
                                  ------     -----       ------   ----------

U.S. corporate debt securities    $2,631       $--       $   29     $2,602
Other debt securities              1,033        --           25      1,008
                                  ------       ---       ------     ------
                                  $3,664        --       $   54     $3,610
                                  ======       ===       ======     ======



                                          Unrealized    Unrealized    Estimated
DECEMBER 31, 1998                  Cost      Gains        Losses     Fair Value
                                 -------    -------       ------     ----------

U.S. corporate securities        $ 2,999    $    --      $    --      $ 2,999
Commercial paper                  18,535         --           --       18,535
                                 -------    -------      -------      -------
                                 $21,534    $    --      $    --      $21,534
                                 =======    =======      =======      =======

In 1999 and 1998, the gross realized gains on sales of available-for-sale securities totaled $1 and $195, respectively, and the gross realized losses totaled $73 and $198, respectively. The net adjustment to unrealized holding losses on available-for-sale securities, included as a component of comprehensive income totaled approximately $54 in 1999.

The amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual maturity, are shown below.

                                                          Estimated
                                                   Cost   Fair Value
                                                  ------  ----------

Due after one year through five years             $2,663    $2,610
Due after five years through ten years             1,001     1,000
                                                  ------    ------
                                                  $3,664    $3,610
                                                  ======    ======


E. INVENTORIES

Inventories are summarized as follows:

                                         December 31,     December 31,
                                             1999            1998
                                         ------------     ------------

Raw materials and work in process          $ 5,527          $ 6,768
Finished goods                              37,290           38,111
LIFO reserve                                 3,107            3,215
                                           -------          -------
                                           $45,924          $48,094
                                           =======          =======

F. PROPERTY, PLANT AND EQUIPMENT

Property and equipment (See Notes B and C) is summarized as follows:

                                      December 31,     December 31,
                                          1999             1998
                                      ------------     ------------
 Land                                    $   371          $   371
 Buildings and improvements                7,559            6,823
 Machinery and equipment                  15,144           11,018
 Rental assets                             7,254            4,836
                                         -------          -------
                                          30,328           23,048
 Less: accumulated depreciation            9,965            4,348
                                         -------          -------
                                         $20,363          $18,700
                                         =======          =======

Depreciation expense for the years ended December 31, 1999 and 1998 and for the eleven-month and fifteen-day period ended December 31, 1997, was $6,101, $4,330, and $1,062, respectively.

G. FINANCING ARRANGEMENTS

Long-term debt included the following:

                                                      December 31,     December 31,
                                                          1999             1998
                                                      ------------     ------------
PARAGON:
     9 5/8% Series B Senior Notes, interest
         payable semi-annually, due April, 2008         $115,000         $115,000

CURTIS:
     Capital lease obligations                               377               49
A.B.DICK:
     Term loan payable in monthly installments
        through February 2004; interest rate of 11%          499               --
     Term loan payable in monthly installments
        through March 2004; interest rate of 8%              182               --
      Capital lease obligations                            2,289            2,834
                                                        --------         --------
Total debt                                               118,347          117,883
Less: current portion                                      1,498              997
                                                        --------         --------
Total long-term debt                                    $116,849         $116,886
                                                        ========         ========


The aggregate maturities of the long-term debt for each of the five years subsequent to December 31, 1999 are as follows:

                             Year Ending
                             December 31:

                                 2000        $  1,498
                                 2001             786
                                 2002             514
                                 2003             406
                                 2004             124
                           Thereafter         115,019

The Revolving Credit Facility is classified as a current liability on the balance sheet to comply with the accounting requirements. However, the Revolving Credit Facility amount of $10,219 expires in 2003.

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

             Gross proceeds of Senior Notes             $115,000
             Repayment of term loans                     (39,649)
             Repayment of revolving credit               (26,084)
             facilities
             Dividend paid to stockholder                (10,000)
             Fees and expenses                            (5,241)
                                                        --------
             Excess cash from proceeds                  $ 34,026
                                                        ========

The Company and Key Corporate Capital Inc. ("Key") are parties to a credit facility and security agreement dated April 1, 1998 and amended as of December 31, 1998, pursuant to which Key has provided the Company a revolving line of credit equal to $32.0 million (the "Credit Agreement"). The availability under the Credit Agreement is equal to the sum of (i) 85% of the eligible Curtis accounts receivable, plus 80% of the eligible A.B.Dick accounts receivable, plus
(ii) 60% of the eligible Curtis inventory (capped at $6.4 million), plus 60% of the eligible A.B.Dick inventory (capped at $9.6 million), less (iii) reserves and outstanding letters of credit. The Credit Agreement is guaranteed by Curtis and A.B.Dick pursuant to separate credit guaranty agreements with Key. The Credit Agreement is secured by liens on accounts receivable and inventory of Curtis and A.B.Dick, pursuant to separate security agreements between Key and each of Curtis and A.B.Dick. The Credit Agreement contains certain financial and other covenants which, among other things, establish minimum EBITDA and fixed charge ratios. These financial covenants were amended in March 2000 to reflect the Company's current financial outlook and the acquisition of Multigraphics. The Credit Agreement is fully revolving until its final maturity in 2003. The Credit Agreement bears interest at a rate determined according to a sliding scale under which the rate adjusts based upon the Company's performance. The Credit Agreement bears interest at an initial rate equal to (i) Key's prime rate plus 75 basis points, or (ii) LIBOR plus 275 basis points, at the option of the Company. At December 31, 1999, $10.2 million was outstanding under the Revolving Credit Facility. A fee of 3/8% per annum is charged on the unused portion of the Revolving Credit Facility. At December 31, 1999 and 1998 there were $3.1 million and $3.7 million of letters of credit outstanding, respectively. The weighted average interest rate for this facility was 8.9% in 1999. At December 31, 1999, the Company was in violation of the minimum EBITDA and fixed charge ratio covenants for which it received waivers through June 29, 2000.

During the years ended December 31, 1999 and 1998 and the eleven-month and fifteen-day period ended December 31, 1997, the Company paid interest of $11,523 and $9,727 and $1,242, respectively.

An extraordinary expense of $1,280 was recorded during the second quarter of 1998 related to the write-off of deferred financing costs and fees associated with the early extinguishment of certain of the Company's debt.

H.  LEASE COMMITMENTS

The Company leases certain facilities and equipment which generally provide that the Company pay the insurance, maintenance and property taxes related to the leases. In the normal course of business, the Company expects that, as leases expire, they will be renewed or replaced by other leases. The leases generally provide for renewal options and various escalation clauses.

As of December 31, 1999, minimum lease payments under capitalized leases and non-cancelable operating leases are as follows:
                                                  Capital    Operating
                                                   Leases      Leases
                                                   ------      ------
      Year Ending December 31:

           2000                                    $1,544     $ 5,254
           2001                                       723       4,764
           2002                                       403       4,357
           2003                                       246       3,196
           2004                                       118       1,836
      Thereafter                                       20       4,080
                                                   ------     -------
      Total minimum lease payments                 $3,054     $23,487
                                                              =======
      Imputed interest                                388
      Present value of minimum                     ------
        lease payments (including current
        portion of $1,346)                         $2,666
                                                   ======


The above lease commitments have not been reduced by aggregate minimum sublease rentals of $745 due in the future under non-cancelable subleases.

The Company had $4,066, $4,682 and $2,226 of rental expense for the years ended December 31, 1999 and 1998, and for the period from January 17, 1997 through December 31, 1997, respectively.

Assets held under capitalized leases and included in machinery and equipment were $2,107 and $2,074, net of accumulated amortization of $1,093 and $248 at December 31, 1999 and 1998, respectively. Amortization of these assets is included in depreciation expense in the statement of operations. During 1999 and 1998, the Company incurred capital lease obligations of $876 and $2,240, for the acquisition of property, plant and equipment.

In connection with the relocation of its operations, A.B. Dick entered into a lease agreement during the first quarter of 1998 for new headquarters facilities with an affiliate of the Company. The lease has a term of 10 years and requires monthly rental payments of approximately $35, has one five-year renewal option and provides for rental increases of 3% per year commencing with the second lease year.

In December 1996, Curtis entered into a lease agreement with an affiliate of the Company. The lease has a ten year term, requires monthly rental payments of $37, has two five-year renewal options and provides for rental increases in year four and year eight of the lease.

I. SEGMENT INFORMATION

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

                                                                                      Period From
                                                                                     Jan. 17, 1997
                                              Year Ended          Year Ended           through
                                             Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1997
                                             -------------       -------------       -------------
Net revenues:
   Printing equipment and supplies              $165,158            $187,488            $186,315
   Automotive and industrial supplies             83,510              81,136               6,901
                                                --------            --------            --------
   Total net revenues                           $248,668            $268,624            $193,216
                                                ========            ========            ========

Depreciation and amortization:
   Printing equipment and supplies              $  2,705            $  1,610            $  1,210
   Automotive and industrial supplies              4,565               3,886                 271
                                                --------            --------            --------
   Total depreciation and amortization          $  7,270            $  5,496            $  1,481
                                                ========            ========            ========
Operating income (loss):
   Printing equipment and supplies              $ (7,728)           $  7,278            $ 12,104
   Automotive and industrial supplies              4,352               3,126                 328
                                                --------            --------            --------
                                                  (3,376)             10,404              12,432
Corporate expenses                                  (676)               (679)             (1,294)
Interest income (expense), net                   (11,339)             (9,583)             (1,809)
                                                --------            --------            --------
Income (loss) before taxes and
   extraordinary item                           $(15,391)           $    142            $  9,329
                                                ========            ========            ========

Segment assets:
   Printing equipment and supplies              $ 72,539            $ 79,448            $ 66,014
   Automotive and industrial supplies             69,505              69,297              67,440
                                                --------            --------            --------
                                                 142,044             148,745             133,454
   Corporate assets                               49,866              38,562               4,621
   Intersegment accounts receivable              (31,254)            (11,898)                 --
                                                --------            --------            --------
   Total assets                                 $160,656            $175,409            $138,075
                                                ========            ========            ========

Capital expenditures:
   Printing equipment and supplies              $  3,392            $  6,853            $  1,338
   Automotive and industrial supplies              3,150               3,126                 522
                                                --------            --------            --------

Total capital expenditures                      $  6,542            $  9,979            $  1,860
                                                ========            ========            ========


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

The Company's financial data by geographic area for the years ended December 31, 1999 and 1998 and the period from January 17, 1997 through December 31, 1997 is as follows:

                                                                                        Period From
                                                                                       Jan. 17, 1997
                                                Year Ended          Year Ended            through
                                               Dec. 31, 1999       Dec. 31, 1998       Dec. 31, 1997
                                               -------------       -------------       -------------
Net revenues:
   Domestic                                       $199,982            $208,551            $154,934
   Foreign:
      Canada                                        22,278              28,072              21,397
      Belgium                                        3,615               4,256               3,910
      United Kingdom                                21,462              23,967              17,157
      Other                                          5,487               4,150                 309
   Elimination between geographic areas             (4,156)               (372)             (4,491)
                                                  --------            --------            --------
Total net revenues                                $248,668            $268,624            $193,216
                                                  ========            ========            ========

Operating income (loss):
   Domestic                                       $   (544)           $  8,342            $  8,863
   Foreign:
      Canada                                           (30)              1,024               1,402
      Belgium                                       (1,289)               (245)               (291)
      United Kingdom                                (1,276)                479                 798
      Other                                           (831)                410                 250
   Elimination between geographic areas                  8                 (27)                (23)
                                                  --------            --------            --------
Total operating income (loss)                     $ (3,962)           $  9,983            $ 10,999
                                                  ========            ========            ========

Long-lived assets:
   Domestic                                       $ 19,045            $ 17,849            $  9,351
   Foreign:
      Canada                                           437                 983                 369
      Belgium                                           22                 81                   --
      United Kingdom                                   545                 686                  91
      Other                                            314                (899)                187
                                                  --------            --------            --------
Total long-lived assets                           $ 20,363            $ 18,700            $  9,998
                                                  ========            ========            ========

J. CONTINGENCIES

On April 30, 1997, four former and current distributors of A.B.Dick filed a suit against A.B.Dick, the Predecessor Company, alleging, among other things, breach of distributorship contracts and unfair and deceptive trade practices. The plaintiffs have requested that the case be given class action status with respect to all A.B.Dick distributors engaged under distributorship contracts during the four-year period ended on April 30, 1997. The Company intends to vigorously defend this case although there can be no assurance as to the eventual outcome.

GEC has agreed to fully indemnify the Company against all costs and liabilities in connection with any litigation that is pending or may be brought against A.B.Dick arising out of events occurring prior to the closing of the A.B.Dick acquisition, including the case mentioned in the previous paragraph for all amounts in excess of $250 up to an aggregate liability of $15,000. In addition, both A.B.Dick and Curtis are parties to routine litigation incidental to their businesses, some of which is covered by insurance. The Company does not believe that any such pending litigation will have a material adverse effect upon its results of operations or financial condition.

K. EMPLOYEE BENEFIT PLANS

Effective March 1, 1997, the A.B.Dick established a defined contribution plan that includes an employee 401(k)-contribution provision covering certain employees of A.B.Dick. The plan provides for employee contributions ranging from 1%-15% of employee's compensation, subject to statutory limitation, as well as a matching Company contribution equal to 25% of the employee's contribution but limited to 6% of compensation. The

Company contribution for the years ended December 31, 1999 and 1998, and for the eleven-month and fifteen-day period ended December 31, 1997, was approximately $311, $314, and $600, respectively.

Curtis has deferred compensation agreements with certain former executives, which provide for payments of a fixed level of compensation on a monthly basis from retirement until death. Curtis also maintains a Supplemental Executive Retirement Plan in which one former executive participates. Expense recognized for the executive deferred compensation and Supplemental Executive Retirement Plans for 1999, 1998 and 1997 were $73, $161 and $5, respectively.

Additionally, Curtis has a deferred compensation plan for the benefit of sales representatives attaining specified sales goals. Curtis credits eligible participant's accounts with a percentage of their annual earnings. The annual amount credited to participant accounts vests at the rate of 5% per annum. Eligible participants over the age of 55 vest at an accelerated rate. Expense under this plan was $161 in 1999, $222 in 1998 and $17 in 1997.

Curtis also maintains a 401(k) retirement savings plan covering substantially all employees. Contributions to the 401(k) plan are based upon a percentage of each participant's compensation. The plan provides for employee contributions ranging from 1% - 15% of employee's compensation, subject to statutory limitation as well as a matching company contribution which is based on a formula defined in the plan document. The expense for the plan in 1999, 1998 and 1997 were $270, $250 and $22 respectively.

Liabilities recorded for the outstanding contributions to these Plans at December 31, 1999 were $2,239 and $2,150 at December 31, 1998.

Curtis maintains a defined benefit pension plan and a postretirement benefit plan for certain former UAW manufacturing employees. The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet as of December 31, 1999 and 1998:

                                                                                         Post-retirement
                                                      Pension Benefits                      Benefits
                                                -------------------------           -------------------------
                                                  1999             1998              1999              1998
                                                -------           -------           -------           -------
Change in benefit obligation:
Beginning balance                                $2,387            $2,428           $ 1,433           $ 1,406
Interest cost                                       138               141                95               100
Actuarial (gain) loss                              (246)               22               348                40
Benefits paid                                      (199)             (204)             (135)             (113)
                                                 ------            ------           -------           -------
Ending balance                                   $2,080            $2,387           $ 1,741           $ 1,433

Change in plan assets:
Beginning balance                                $1,992            $2,081           $    --           $    --
Actual return on plan assets                         95               115                --                --
Employer contributions                               10                --               135               113
Benefits paid                                      (199)             (204)             (135)             (113)
                                                 ------            ------           -------           -------
Ending balance                                   $1,898            $1,992           $    --           $    --
                                                 ------            ------           -------           -------

Projected benefit obligation in
  excess of plan assets                          $ (182)           $ (395)          $(1,741)          $(1,433)
Unrecognized net actuarial (gain) loss             (162)                0               388                40
Minimum pension liability adjustment                 --                46                --                --
                                                 ------            ------           -------           -------
Accrued benefit cost (balance sheet)             $ (344)           $ (349)          $(1,353)          $(1,393)
                                                 ======            ======           =======           =======


Assumptions used in the accounting for the employee benefit plans are shown in the following table as weighted-averages:

                                                1999          1998
                                                ----          ----
Pension benefits:
     Discount rate                              7.25%         6.0%
     Expected return on plan assets             7.0 %         7.0%
Postretirement benefits:
    Discount rate                               7.5 %         7.5%

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease to 5.5% by 2007.

                                                                                  Post-retirement
                                                     Pension Benefits                 Benefits
                                                   --------------------          ------------------
                                                   1999            1998          1999          1998
                                                   ----            ----          ----          ----

Components of net periodic benefit cost:
         Interest cost                            $ 138           $ 141           $95          $100
         Expected return on plan assets            (133)           (139)           --            --
                                                  -----           -----           ---          ----

Net periodic benefit cost                         $   5           $   2           $95          $100
                                                  =====           =====           ===          ====


Assumed health care cost trend rates have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would change the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $100. The effect on this change on the interest expense component of the net postretirement benefit expense for 1999 would be an increase or decrease of approximately $5.

L. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

The Company's domestic subsidiaries, all of which are directly or indirectly wholly owned, are the only guarantors of the Senior Notes. The guarantees are full, unconditional and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors.

The Company's foreign subsidiaries are not guarantors of the Senior Notes. Summarized condensed, consolidating financial statements for the Company, the guarantor subsidiaries and the non-guarantor, foreign subsidiaries are as follows:

                                                                  Combined      Combined
                                                       The        Guarantor   Non-Guarantor
                                                     Company     Subsidiaries  Subsidiaries  Eliminations      Total
                                                     -------     ------------  ------------  ------------      -----
BALANCE SHEET DATA
(DECEMBER 31, 1999):
Current assets:
     Cash and cash equivalents                       $  7,760      $  5,396      $ 2,185      $      --       $ 15,341
     Short-term investments                             3,610            --           --             --          3,610
     Accounts receivable, net                          31,254        26,155        9,788        (31,254)        35,943
     Inventories                                           --        35,880       10,238           (194)        45,924
     Other                                                398           889          636             --          1,923
                                                     --------      --------      -------      ---------       --------
Total current assets                                   43,022        68,320       22,847        (31,448)       102,741

Property, plant and equipment, net                          5        19,040        1,318             --         20,363
Goodwill                                                   --        30,637           55             --         30,692
Investment in subsidiaries                             58,488        15,028           --        (73,516)            --
Other assets                                            6,839            17            4             --          6,860
Intercompany                                               --            --           --             --             --
                                                     --------      --------      -------      ---------       --------
Total Assets                                         $108,354      $133,042      $24,224      $(104,964)      $160,656
                                                     ========      ========      =======      =========       ========

Current liabilities:
     Revolving credit facility                       $ 10,219      $     --      $    --      $      --       $ 10,219
     Accounts payable                                      --        16,167        2,646             --         18,813
     Accrued expenses                                   3,324        13,968        3,443             --         20,735
     Deferred service revenue                              --         4,942        1,095             --          6,037
     Due to GEC                                            --           852           --             --            852
Current portion of long-term debt                          --         1,448           50             --          1,498
      and capital lease obligations
Intercompany                                               --        27,123        5,163        (32,286)            --
                                                     --------      --------      -------      ---------       --------
Total current liabilities                              13,543        64,500       12,397        (32,286)        58,154
Senior notes                                          115,000            --           --             --        115,000
Other long-term debt and capital lease
      obligations, less current portion                    --         1,717          132             --          1,849
Retirement obligations                                     --         3,539            7             --          3,546
Other long-term liabilities                                --         2,296           --             --          2,296
Stockholder's equity (deficit)                        (20,189)       60,990       11,688        (72,678)       (20,189)
                                                     --------      --------      -------      ---------       --------
Total liabilities and stockholder's equity           $108,354      $133,042      $24,224      $(104,964)      $160,656
                                                     ========      ========      =======      =========       ========

                                                                       Combined        Combined
                                                         The           Guarantor     Non-Guarantor
                                                       Company        Subsidiaries    Subsidiaries   Eliminations      Total
                                                      ---------       ------------    ------------   ------------      -----
INCOME STATEMENT DATA
(YEAR ENDED DECEMBER 31, 1999):
Net revenue                                            $     --         $199,982         $52,842      $(4,156)        $248,668
Cost of revenue                                              --          126,147          36,820       (4,164)         158,803
                                                       --------         --------         -------        -----         --------
Gross profit                                                 --           73,835          16,022            8           89,865
Total operating expenses                                    586           73,794          19,447           --           93,827
                                                       --------         --------         -------        -----         --------
Operating income (loss)                                    (586)              41          (3,425)           8           (3,962)
Interest income (expense), net                           (9,871)          (1,536)             68           --          (11,339)
Other income (expense)                                       --              (81)             (9)          --              (90)
                                                       --------         --------         -------        -----         --------
Income (loss) before foreign income taxes               (10,457)          (1,576)         (3,366)           8          (15,391)
Foreign income taxes                                         --               49            (213)          --             (164)
                                                       --------         --------         -------        -----         --------
Net income (loss)                                      $(10,457)        $ (1,625)        $(3,153)       $   8         $(15,227)
                                                       ========         ========         =======        =====         ========

CASH FLOW DATA
(YEAR ENDED DECEMBER 31, 1999):
Net cash provided by (used in)
      operating activities                             $(10,069)        $  1,079         $(1,604)       $  --         $(10,594)
Investing activities:
   Loan to Multigraphics                                 (2,000)              --              --           --           (2,000)
   Purchases of property, plant and equipment                --           (5,682)           (860)          --           (6,542)
   Decrease in short-term investments                    17,870               --              --           --           17,870
   Acquisition of businesses, less cash acquired             --               --              --           --               --
                                                       --------         --------         -------        -----         --------
   Net cash used in investing activities                 15,870           (5,682)           (860)          --            9,328
Financing activities:
   Borrowings made on revolving credit facility          10,219               --              --           --           10,219
   Intercompany                                          (8,288)           7,444             844           --               --
   Decrease in amounts due to GEC and affiliates             --             (872)             --           --             (872)
   Proceeds from long-term borrowings                        --              588             220           --              808
   Principal payments long-term borrowings                   --           (1,183)            (38)          --           (1,221)
                                                       --------         --------         -------        -----         --------
Net cash provided by financing activities                 1,931            5,977           1,026           --            8,934
Effect of exchange rate on cash                              --             (152)            363           --              211
                                                       --------         --------         -------        -----         --------
Increase in cash and cash equivalents                     7,732            1,222          (1,075)          --            7,879
Cash and cash equivalents at beginning
     of period                                               28            4,174           3,260           --            7,462
                                                       --------         --------         -------        -----         --------
Cash and cash equivalents at end of period             $  7,760         $  5,396         $ 2,185        $  --         $ 15,341
                                                       ========         ========         =======        =====         ========

                                                                   Combined       Combined
                                                      The          Guarantor    Non-Guarantor
                                                    Company       Subsidiaries   Subsidiaries   Eliminations      Total
                                                   ---------      ------------   ------------   ------------      -----
BALANCE SHEET DATA
(DECEMBER 31, 1998):
Current assets:
     Cash and cash equivalents                      $     28        $  4,174       $ 3,260      $      --        $  7,462
     Short-term investments                           21,534              --            --             --          21,534
     Accounts receivable, net                             --          29,736        10,843             --          40,579
     Inventories                                          --          38,688         9,610           (204)         48,094
     Other                                               393             972         1,093             --           2,458
                                                    --------        --------       -------      ---------        --------
Total current assets                                  21,955          73,570        24,806           (204)        120,127
Property, plant and equipment, net                        --          17,849           851             --          18,700
Goodwill                                                  --          31,801            60             --          31,861
Investment in subsidiaries                            74,118          13,803            --        (87,921)             --
Other assets                                           4,709               4             8             --           4,721
Intercompany                                          11,898              --            --        (11,898)             --
                                                    --------        --------       -------      ---------        --------
Total Assets                                        $112,680        $137,027       $25,725      $(100,023)       $175,409
                                                    ========        ========       =======      =========        ========

Current liabilities:
     Accounts payable                               $     --        $ 20,399       $ 3,072      $      --        $ 23,471
     Accrued expenses                                  2,799          18,710         3,158             (3)         24,664
     Deferred service revenue                             --           5,237         1,265             --           6,502
     Due to GEC                                           --           1,724            --             --           1,724
Current portion of long-term debt                         --             997            --             --             997
Intercompany                                              --           8,016         4,917        (12,933)             --
                                                    --------        --------       -------      ---------        --------
Total current liabilities                              2,799          55,083        12,412        (12,936)         57,358
Senior notes                                         115,000              --            --             --         115,000
Long-term debt, less current portion                      --           1,886            --             --           1,886
Retirement obligations                                    --           3,627            14             --           3,641
Other long-term liabilities                               --           2,643            --             --           2,643
Stockholder's equity (deficit)                        (5,119)         73,788        13,299        (87,087)         (5,119)
                                                    --------        --------       -------      ---------        --------
Total liabilities and stockholder's equity          $112,680        $137,027       $25,725      $(100,023)       $175,409
                                                    ========        ========       =======      =========        ========

                                                                       Combined        Combined
                                                         The           Guarantor     Non-Guarantor
                                                       Company        Subsidiaries    Subsidiaries     Eliminations      Total
                                                      ---------       ------------    ------------     ------------      -----
INCOME STATEMENT DATA
(YEAR ENDED DECEMBER 31, 1998):
Net revenue                                             $     --         $208,551         $60,445         $(372)        $268,624
Cost of revenue                                               --          124,041          40,262          (345)         163,958
                                                        --------         --------         -------         -----         --------
Gross profit                                                  --           84,510          20,183           (27)         104,666
Total operating expenses                                     421           75,747          18,515            --           94,683
                                                        --------         --------         -------         -----         --------
Operating income (loss)                                     (421)           8,763           1,668           (27)           9,983
Interest income (expense), net                            (7,741)          (2,006)            164            --           (9,583)
Other income (expense)                                        --             (518)            260            --             (258)
                                                        --------         --------         -------         -----         --------
Income (loss) before foreign income taxes
       and extraordinary item                             (8,162)           6,239           2,092           (27)             142
Foreign income taxes                                          --               51             694            --              745
                                                        --------         --------         -------         -----         --------
Income (loss) before extraordinary item                   (8,162)           6,188           1,398           (27)            (603)
Extraordinary item                                          (170)          (1,110)             --            --           (1,280)
                                                        --------         --------         -------         -----         --------
Net income (loss)                                       $ (8,332)        $  5,078         $ 1,398         $ (27)        $ (1,883)
                                                        ========         ========         =======         =====         ========

CASH FLOW DATA
(YEAR ENDED DECEMBER 31, 1998):
Net cash provided by (used in)
      operating activities                              $ (8,204)        $  9,429         $   284         $  --         $  1,509
Investing activities:
   Purchases of property, plant and equipment                 --           (9,434)           (545)           --           (9,979)
   Proceeds from the sale of equipment                        --              858              --            --              858
   Increase in short-term investments                    (17,358)              --              --            --          (17,358)
   Acquisition of businesses, less cash acquired              --             (233)           (862)           --           (1,095)
                                                        --------         --------         -------         -----         --------
   Net cash used in investing activities                 (17,358)          (8,809)         (1,407)           --          (27,574)
Financing activities:
   Payments on revolving credit lines                         --          (26,084)             --            --          (26,084)
   Intercompany                                          (52,497)          49,785           2,712            --               --
   Proceeds from bond offering                           115,000               --              --            --          115,000
   Payment of bond issue cost                             (5,241)              --              --            --           (5,241)
   Decrease in amounts due to GEC and affiliates              --           (1,221)             --            --           (1,221)
   Dividend distribution                                 (10,000)              --              --            --          (10,000)
   Decrease in long-term borrowings                      (21,700)         (20,189)             --            --          (41,889)
                                                        --------         --------         -------         -----         --------
Net cash provided by financing activities                 25,562            2,291           2,712            --           30,565
Effect of exchange rate on cash                               --               90            (411)           --             (321)
                                                        --------         --------         -------         -----         --------
Increase in cash and cash equivalents                         --            3,001           1,178            --            4,179
Cash and cash equivalents at beginning
     of period                                                28            1,173           2,082            --            3,283
                                                        --------         --------         -------         -----         --------
Cash and cash equivalents at end of period              $     28         $  4,174         $ 3,260         $  --         $  7,462
                                                        ========         ========         =======         =====         ========



                                                                 Combined       Combined
                                                      The        Guarantor   Non-Guarantor
                                                    Company    Subsidiaries   Subsidiaries   Eliminations      Total
                                                   ---------   ------------   ------------   ------------      -----
BALANCE SHEET DATA
(DECEMBER 31, 1997):
Current assets:
     Cash and cash equivalents                      $    28       $  1,173      $ 2,082      $     --        $  3,283
     Short-term investments                           4,176             --           --            --           4,176
     Accounts receivable, net                            --         29,230        8,778          (187)         37,821
     Inventories                                         --         39,494        8,496            78          48,068
     Other                                               --            900          635            --           1,535
                                                    -------       --------      -------      --------        --------
Total current assets                                  4,204         70,797       19,991          (109)         94,883

Property, plant and equipment, net                       --          9,351          647            --           9,998
Goodwill                                                 --         32,008           64            --          32,072
Investment in subsidiaries                           31,437         11,581           --       (43,018)             --
Other assets                                            417            698            7            --           1,122
Intercompany                                             --          4,000           --        (4,000)             --
                                                    -------       --------      -------      --------        --------
Total assets                                        $36,058       $128,435      $20,709      $(47,127)       $138,075
                                                    =======       ========      =======      ========        ========

Current liabilities:
     Accounts payable                               $    --       $ 11,475      $ 2,668      $     --        $ 14,143
     Accrued expenses                                 3,227         22,345        2,430           597          28,599
     Deferred service revenue                            --          5,903        1,057            --           6,960
     Due to GEC                                          --            945           --            --             945
     Restructuring and severance reserves                --          3,121           --            --           3,121
Current portion of long-term debt                     1,000          2,495           --            --           3,495
Intercompany                                          4,000             --           --        (4,000)             --
                                                    -------       --------      -------      --------        --------
Total current liabilities                             8,227         46,284        6,155        (3,403)         57,263
Long-term debt, less current portion                 20,700         46,421           --            --          67,121
Retirement obligations                                   --          3,414           37            --           3,451
Other long-term liabilities                              --             --           --         3,109           3,109
Intercompany                                             --         (1,155)       2,190        (1,035)             --
Stockholder's equity                                  7,131         33,471       12,327       (45,798)          7,131
                                                    -------       --------      -------      --------        --------
Total liabilities and stockholder's equity          $36,058       $128,435      $20,709      $(47,127)       $138,075
                                                    =======       ========      =======      ========        ========

                                                                       Combined        Combined
                                                          The          Guarantor     Non-Guarantor
                                                        Company       Subsidiaries    Subsidiaries    Eliminations      Total
                                                       ---------      ------------    ------------    ------------      -----
INCOME STATEMENT DATA
(JANUARY 17, 1997 THROUGH DECEMBER 31, 1997):
Net revenue                                             $    --         $154,934         $42,773        $(4,491)        $193,216
Cost of revenue                                              --          104,150          29,969         (4,468)         129,651
                                                        -------         --------         -------        -------         --------
Gross profit                                                 --           50,784          12,804            (23)          63,565
Total operating expenses                                     33           41,888          10,645             --           52,566
                                                        -------         --------         -------        -------         --------
Operating income (loss)                                     (33)           8,896           2,159            (23)          10,999
Interest income (expense), net                              146           (2,079)            124             --           (1,809)
Other income (expense)                                       --              (36)            175             --              139
                                                        -------         --------         -------        -------         --------
Income (loss) before foreign income taxes                   113            6,781           2,458            (23)           9,329
Foreign income taxes                                         --               --             775             --              775
                                                        -------         --------         -------        -------         --------
Net income (loss)                                       $   113         $  6,781         $ 1,683        $   (23)        $  8,554
                                                        =======         ========         =======        =======         ========

CASH FLOW DATA
(JANUARY 17, 1997 THROUGH DECEMBER 31, 1997):
Net cash provided by operating activities:              $   563         $ 12,668         $ 1,854        $    --         $ 15,085
Investing activities:
   Accounts receivable used in connection with
     acquisition of A. B. Dick                               --          (19,489)             --             --          (19,489)
   Acquisition of businesses, less of cash acquired      (2,589)          (3,076)            755             --           (4,910)
   Purchases of property, plant and equipment                --           (1,405)           (455)            --           (1,860)
   Payments of acquisition liabilities                       --           (4,379)             --             --           (4,379)
   Decrease in short-term investments                     1,954               --              --             --            1,954
                                                        -------         --------         -------        -------         --------
   Net cash provided by (used in) investing
       activities                                          (635)         (28,349)            300             --          (28,684)
Financing activities:
   Borrowings on revolving credit lines                      --           18,603              --             --           18,603
   Intercompany                                              --               --              --             --               --
   Increase in amounts due to GEC and affiliates             --           (2,436)             --             --           (2,436)
   Decrease in long-term borrowings                          --             (914)             --             --             (914)
                                                        -------         --------         -------        -------         --------
Net cash provided by financing activities                    --           15,253              --             --           15,253
Effect of exchange rate on cash                              --               --            (521)            --             (521)
                                                        -------         --------         -------        -------         --------
Increase (decrease) in cash and cash equivalents            (72)            (428)          1,633             --            1,133
Cash and cash equivalents at beginning of period            100            1,601             449             --            2,150
                                                        -------         --------         -------        -------         --------
Cash and cash equivalents at end of period              $    28         $  1,173         $ 2,082        $    --         $  3,283
                                                        =======         ========         =======        =======         ========




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company.

Name                         Age      Position with the Company
----                         ---      -------------------------
Frank D. Zaffino             59       President and Chief Executive Officer
                                       and Director
A. Keith Drewett             53       Vice President
Gregory T. Knipp             44       Acting Chief Financial Officer
John H. Fountain             36       Chairman of the Board
Donald F. Hastings           71       Director
John J. Kahl, Jr.            58       Director
John R. Tomsich              33       Director
Robert J. Tomsich            69       Director
James W. Wert                53       Director

Set forth below is a brief description of the business experience of each director and executive officer of the Company.

MR. ZAFFINO has served as President and Chief Executive Officer of the Company since December 1999. Mr. Zaffino previously served as General Manager, Global Equipment Manufacturing, and Vice President of the Eastman Kodak Company based in Rochester, New York, from 1985 to 1999. Mr. Zaffino served in various capacities within Kodak including Manager of Manufacturing and Materials Management; Superintendent of Parts Manufacturing and Department Head of Instant Camera Assembly.

MR. DREWETT has served as Vice President of the Company since March 1998. Mr. Drewett has served as President and Chief Executive Officer of Curtis since July 1998. Mr. Drewett previously served as President-Automotive and Industrial Division of Curtis from May 1992 and Senior Vice President of Curtis from May 1997 to July 1998.

MR. KNIPP has served as the Acting Chief Financial Officer of the Company and Chief Financial Officer of A.B. Dick Company since February 2000. Mr. Knipp served as the Chief Financial Officer of Multigraphics, Inc from May 1997 to February 2000. Mr. Knipp previously served Multigraphics, Inc. as Treasurer from 1995 to 1997 and Assistant Treasurer from 1994 to 1995. From 1981 to 1987, Mr. Knipp was the Cash Manager of Woodland Services Co., a spin-off company of Masonite Corporation. Prior to 1981, Mr. Knipp was an auditor with Peat Marwick Mitchell & Co.

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

                                                             ANNUAL COMPENSATION
         NAME AND                                            --------------------         OTHER ANNUAL
    PRINCIPAL POSITION            PERIOD ENDED               SALARY         BONUS       COMPENSATION(1)
    ------------------            ------------               ------         -----       ---------------
 Gerald J. McConnell,            December 31, 1999          $ 81,442(2)    $    ---        $247,040
   President and                 December 31, 1998           300,390            ---           8,410
   Chief Executive Officer       December 31, 1997           259,135(3)     125,000          18,952

 A. Keith Drewett,               December 31, 1999          $214,583       $157,500        $ 28,844
   Vice President                December 31, 1998           183,500         84,000         374,541
                                 December 31, 1997           160,000         42,560          12,472

 Frank D. Zaffino                December 31, 1999          $     --             --              --
   President and                 December 31, 1998                --             --              --
   Chief Executive Officer       December 31, 1997                --             --              --


 Edward J. Suchma,               December 31, 1999          $207,692(4)    $     --        $ 23,482
   Vice President and            December 31, 1997            20,193             --              --
   Chief Financial Officer(4)    December 31, 1996                --             --              --


(1) Amounts shown for the year and period ended December 31, 1999 reflect contributions made by A.B.Dick or Curtis on behalf of the named executives under the applicable 401(k) plan, life insurance premiums paid, car payments and miscellaneous payments made on behalf of the named executives, as follows:


                                      Mr. McConnell     Mr. Drewett       Mr. Suchma
401(k) Plan                             $  2,500          $ 2,923          $    --
Life Insurance Premiums                      675            3,999              675
Car Payments and Miscellaneous            22,809           21,922           22,807
Severance                                221,056               --               --


(2)  Mr. McConnell resigned his position effective  April 7, 1999.
(3) Reflects 49-week period from January 17, 1997 to December 31, 1997 at annual salary of $275,000.
(4)  Mr. Suchma resigned his positions with A.B.Dick effective February 11,
     2000.



DIRECTOR COMPENSATION

Each director of the Company not employed by the Company or any entity affiliated with the Company is entitled to receive $25,000 per year for serving as a director of the Company. The director of the Executive Committee receives an additional $25,000 per year for his services. In addition, the Company will reimburse such directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors.

EMPLOYMENT, SEVERANCE AND BONUS AGREEMENTS

On November 10, 1995, A.B.Dick entered into a letter agreement with Gerald J. McConnell providing for Mr. McConnell's employment as President and Chief Executive Officer of A.B.Dick. Mr. McConnell resigned his position with A.B.Dick effective April 7, 1999 and, in accordance with the agreement, he will receive continued salary payments (at a rate of $302,500 per year) for the period of April 7, 1999 through April 7, 2000, and continued participation in all employee benefit plans until April 7, 2000 (having an estimated value of $26,000), or until he receives equivalent coverage and benefits from a subsequent employer, if earlier. Thus, the maximum aggregate benefits payable to Mr. McConnell under the agreement are approximately $328,500. Under the agreement, Mr. McConnell is not permitted to compete against A.B.Dick or any of its subsidiaries for a period of twelve months following the termination or expiration of the agreement.

On July 2, 1998, Curtis entered into a letter agreement with A. Keith Drewett providing for Mr. Drewett's employment as President and Chief Executive Officer of Curtis. The agreement provides for an initial base salary at the rate of $200,000 per year. Mr. Drewett is eligible to participate in the bonus compensation plan available to executive officers of Curtis, under which bonuses are determined in the discretion of the Curtis Board of Directors. If Mr. Drewett's employment is terminated for any reason other than for cause, or if Mr. Drewett ceases to be employed by Curtis on account of death or permanent disability, or if Mr. Drewett voluntarily ceases his employment with Curtis for any reason on or after December 6, 1998, then Curtis will be required to pay Mr. Drewett severance payments calculated upon his base salary for twenty-four months, to pay bonuses earned prior to such termination or cessation of employment, and to continue his participation in all employee benefit plans for such twenty-four month period or until he receives substantially comparable coverage and benefits from a subsequent employer, if earlier. The agreement precludes Mr. Drewett from competing with Curtis, the Company or its subsidiaries, or from soliciting or employing any employee, officer or agent of Curtis, the Company or its subsidiaries, for twelve months following cessation of employment with Curtis. If Mr. Drewett were to separate from Curtis under the circumstances described above, at his current annual salary of $225,000, the maximum aggregate benefits payable to him under the agreement (including assumed continuation of employee benefit plan participation for twenty-four months at an estimated value of $26,500) would be approximately $476,500, plus bonuses earned, if any, prior to his cessation of employment.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the outstanding equity securities of the Company as of March 15, 2000:

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

In 1998, the Company used a portion of the proceeds of the Series A Notes Offering to fund a dividend. As the Company's sole stockholder, NES Group, Inc. was the recipient of such dividend.

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

MANAGEMENT AGREEMENT

The Company and Nesco, Inc. have entered into a management agreement (the "Management Agreement"), the material terms of which are summarized below. Under the Management Agreement, Nesco, Inc. has agreed to provide general management oversight services on a regular basis for the benefit of the Company, in regard to business activities involving financial results, legal issues and long-term planning relative to current operations and acquisitions. Business development services will include assistance in identifying and acquiring potential acquisition candidates, including negotiations and contractual preparations in connection therewith. Financial planning will include assistance in developing banking relationships and monitoring cash investments through professional money management accounts. Under the terms of the Management Agreement, the Company has agreed to pay Nesco, Inc. a management fee for such services equal to 5% of the Company's earnings before interest and estimated taxes, depreciation, amortization and other expense (income). Prior to entering into the Management Agreement, the management fee was 1.0% of net revenue. The management fee will be payable in monthly installments. The Management Agreement will remain in effect until terminated by either party upon not less than 60 days' written notice prior to an anniversary date of the Management Agreement. The Company believes there are efficiency benefits from having these management services provided by Nesco, Inc. and believes that the terms of the management agreement are reasonable. Due to the specialized nature of these services and the efficiencies associated with provision of such services by Nesco, Inc., the Company has not undertaken to determine whether more favorable terms could be obtained from an unrelated third party.

The Company will also separately employ, as required, independent auditors, outside legal counsel and other consulting services. Such services will be paid directly by the Company.

CURTIS OFFICE LEASE

Lander Enterprises Co. L.P., an affiliate of the Company ("Lander"), and Curtis have entered into a lease agreement (the "Lease") for Curtis' headquarters in Mayfield Heights, Ohio. The initial term of the Lease expires on November 22, 2006, and Curtis has the option to renew for two additional five-year terms. Curtis is obligated to pay Lander monthly rent of $37,333 during the first three years of the Lease term, $44,800 during the years four through seven and $53,200 during years eight through ten. Rent for any renewal term shall be equal to 95% of fair market rent at the time of renewal. Curtis has a right of first refusal on any additional space that becomes available for lease in the building during the Lease terms and has an option to lease additional space in the building commencing in the sixth year of the Lease. At the end of the fifth year of the Lease, Curtis will receive a credit of $5.00 per square foot to complete any refurbishing Curtis deems necessary or desirable. Lander has furnished Curtis with a cash allowance of $0.5 million to fund build-out costs, repayable in 120 equal monthly installments of $6,552. The Company believes this transaction is on terms that are no less favorable than those that would have been obtained in a comparable transaction with an unrelated person. The remaining balance of the promissory note evidencing the cash allowance was discharged with the proceeds of the Series A Notes Offering.

A.B.DICK OFFICE LEASE

Par Realty Ltd., L.P., an affiliate of the Company ("Par"), and A.B.Dick have entered into a lease agreement (the "A.B.Dick Lease") for A.B.Dick's new headquarters in Niles, Illinois. The initial term of the A.B.Dick Lease extends for ten years from the date A.B.Dick takes possession of the premises, which took place on July 1, 1998. A.B.Dick has the option to extend the term for one additional five-year period at the expiration of the initial term. The monthly rent payable by A.B.Dick to Par under the A.B.Dick Lease is approximately $35,000, which will increase 3% per year commencing with the second lease year. The Company believes this transaction is on terms that are no less favorable than those that would have been obtained in a comparable transaction with an unrelated person.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)  Documents filed as part of this report:

     1. Consolidated Financial Statements (included in Item 8).

         Report of Independent Auditors dated March 30, 2000

         Consolidated Balance Sheets at December 31, 1999 and 1998

         Consolidated Statements of Operations for the years ended December 31, 1999 and 1998 and for the eleven-month and fifteen-day period ended December 31, 1997

         Consolidated Statements of Stockholder's Equity (Deficit) for the years ended December 31, 1999 and 1998 and for the eleven-month and fifteen-day period ended December 31, 1997.

         Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998 and for the eleven-month and fifteen-day period ended December 31, 1997.

         Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

         Financial statement schedules have been omitted because they are either not applicable or the required information has been disclosed in the consolidated financial statements or the related footnotes.

     3. Exhibits Required to be filed by Item 601 of Regulation S-K.

         The information required by this paragraph is contained in the Index of Exhibits to this report which is incorporated herein by reference.

(B)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 15.  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) the Securities Act of 1994, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2000.

                                    PARAGON CORPORATE HOLDINGS INC.

                                    By: /s/ Frank D. Zaffino
                                       --------------------------------------
                                        Name:  Frank D. Zaffino
                                        Title: President and Chief Executive
                                                 Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          SIGNATURE                                       TITLE                                          DATE
/s/ Frank D. Zaffino                         President and Chief Executive Officer and Director      March 30, 2000
------------------------------------         (Principal Executive Officer)
Frank D. Zaffino

/s/ A. Keith Drewett                         Vice President                                          March 30, 2000
------------------------------------
A.Keith Drewett

/s/ Gregory T. Knipp                         Acting Chief Financial Officer                          March 30, 2000
------------------------------------         (Principal Financial and Accounting Officer)
Gregory T. Knipp

/s/ John  H. Fountain                        Director                                                March 30, 2000
------------------------------------
John H. Fountain

/s/ Donald F. Hastings                       Director                                                March 30, 2000
------------------------------------
Donald F. Hastings

/s/ John J. Kahl, Jr.                        Director                                                March 30, 2000
------------------------------------
John J. Kahl, Jr.

/s/ John R. Tomsich                          Director                                                March 30, 2000
------------------------------------
John R. Tomsich

/s/ Robert J. Tomsich                        Director                                                March 30, 2000
------------------------------------
Robert J. Tomsich

/s/ James W. Wert                            Director                                                March 30, 2000
------------------------------------
James W. Wert

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

                         PARAGON CORPORATE HOLDINGS INC.
                                    FORM 10-K
                                INDEX OF EXHIBITS

  Exhibit
   Number     Description of Exhibit
  -------     ----------------------

    3.1       Certificate of Incorporation of Paragon Corporate Holdings Inc., as currently in effect.    *
    3.2       By-Laws of Paragon Corporate Holdings Inc. as currently in effect                           *
    3.3       Certificate of Incorporation of A.B.Dick Company, as currently in effect                    *
    3.4       By-Laws of A.B.Dick Company, as currently in effect.                                        *
    3.5       Certificate of Incorporation of Curtis Industries, Inc. as currently in effect.             *
    3.6       By-Laws of Curtis Industries, Inc. as currently in effect.                                  *
    3.7       Certificate of Incorporation of Itek Graphix Corp., as currently in effect.                 *
    3.8       By-Laws of Itek Graphix Corp., as currently in effect.                                      *
    3.9       Certificate of Incorporation of Curtis Sub, Inc., as currently in effect.                   *
    3.10      By-Laws of Curtis Sub, Inc., as currently in effect.                                        *
    4.1       Indenture, dated as of April 1, 1998, among Paragon Corporate Holdings Inc.,  A.B.Dick      *
              Company, Curtis Industries,  Inc., Itek Graphix Corp., Curtis Sub, Inc and Norwest Bank
              Minnesota, National Association, as Trustee (containing, as exhibits, specimens of the
              Series A Notes and the Series B Notes).
    4.4       (a)      Credit and Security  Agreement, dated as of April 1, 1998 amended by Amendment     *
                       I, between Paragon Corporate Holdings Inc. and Key Corporate Capital Inc.
              (b)      Amendment I, dated as of March 17, 1999, to the Credit and Security  Agreement,    *
                       dated as of April 1, 1998 between Paragon Corporate Holdings Inc. and Key
                       Corporate Capital Inc.
              (c)      Waiver and Amendment to the Credit and Security Agreement dated March 29, 2000 between Paragon Corporate Holdings Inc. and Key Corporate Capital Inc.
    10.1      Agreement and Plan of Merger, dated as of November 6, 1997, among Paragon Corporate         *
              Holdings Inc., Curtis Industries, Inc. and Curtis Acquisition Group.
    10.2      Stock Purchase Agreement, dated as of December 19, 1996, between Paragon Corporate          *
              Holdings Inc. and GEC Incorporated.
    10.3      Management Agreement, dated as of April 1, 1998, between Paragon Corporate Holdings Inc.    *
              and NESCO, Inc.
    10.4      Tax Payment Agreement, dated as of April 1, 1998, among Paragon Corporate Holdings Inc.,    *
              A.B.Dick Company, Curtis Industries, Inc., Itek Graphix Corp., Curtis Sub, Inc. and NES
              Group, Inc.
    10.5      Agreement dated November 10, 1995 between A.B.Dick Company and Gerald J McConnell.          *
    10.6      Severance and Non-Competition Agreement dated February 28, 1996 between  Curtis             *
              Industries, Inc. and A. Keith Drewett.
    10.7      Agreement dated July 2, 1998 among Curtis Industries, Inc., Paragon Holdings Inc. and      **
              A. Keith Drewett.
    10.8      Agreement and plan of merger, dated September 29, 1999 between Multi Acquisition Corp.,   ***
              a wholly-owned subsidiary of Paragon Corporate Holdings Inc., and Multigraphics, Inc.
     12       Statement regarding computation of ratios of earnings to fixed charges
     21       Subsidiaries of registrant
     27       Financial Data Schedule

* Incorporated by reference from Form S-4 Registration Number 333-51569 filed under the Securities Act of 1933, as amended
** Incorporated by reference from Amendment No. 2 to Form S-4 Registration Number 333-51569 filed July 17, 1998 under the Securities Act of 1933, as amended
*** Incorporated by reference from Appendix A of Schedule 14A filed December 6,
    1999 by Multigraphics, Inc.