Form 10-Q
period 2000-03-31
PARAGON CORPORATE HOLDINGS INC; DICK A B CO; CURTIS INDUSTRIES INC/NEW/; ITEK GRAPHIX CORP; CURTIS SUB INC
filed 2000-05-15
CIK 1060513, 28761, 868415, 1060514, 1060515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                    ---------

             Quarterly Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000

                          Commission File No. 333-51569

                         PARAGON CORPORATE HOLDINGS INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                      Delaware                             34-1845312
                      --------                             ----------
           (State or other Jurisdiction of              (I.R.S. Employer
           Incorporation or Organization)              Identification No.)

                    CO-REGISTRANTS AND SUBSIDIARY GUARANTORS

              A.B.Dick Company               Delaware   04-3892065
              Curtis Industries, Inc.        Delaware   13-3583725
              Itek Graphix Corp.             Delaware   04-2893064
              Curtis Sub, Inc.               Delaware   34-1737529


Paragon Corporate Holdings Inc.              A.B.Dick Company                          CI, Inc. f/k/a
7400 Caldwell Avenue                         7400 Caldwell Avenue                      Curtis Industries, Inc.
Niles, Illinois 60714                        Niles, Illinois 60714                     6140 Parkland Boulevard
(847) 779-2500                               (847) 779-1900                            Mayfield Heights, Ohio 44124
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

As of April 30, 2000, there were 1,000 shares of the registrant's Class A common stock outstanding.

As of April 30, 2000, there were 19,000 shares of the registrant's Class B common stock outstanding.

                                      INDEX

                         PARAGON CORPORATE HOLDINGS INC.

                                                                                             Page
                                                                                            Number
                                                                                            ------
                                     PART I FINANCIAL INFORMATION

Item 1         Financial Statements (Unaudited)                                                1

               Condensed Consolidated Balance Sheets                                           2
               March 31, 2000 and December 31, 1999

               Condensed Consolidated Statements of Operations                                 3
               Three Months ended March 31, 2000 and 1999

               Condensed Consolidated Statements of Cash Flows                                 4
               Three Months ended March 31, 2000 and 1999

               Notes to Condensed Consolidated Financial Statements                            5

Item 2         Management's Discussion and Analysis of Financial                              13
               Condition and Results of Operations

Item 3         Quantitative and Qualitative Disclosures About Market Risk                     16


                                       PART II OTHER INFORMATION

Item 6         Exhibits and Reports on Form 8-K                                               17

               Signatures                                                                     18


                                       I

                          Part I. Financial Information

                    Item 1. Financial Statements (Unaudited)

                         Paragon Corporate Holdings Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)


                                                              March 31, 2000            December 31, 1999
                                                              --------------            -----------------
                                                                (Unaudited)                  (Audited)
Assets:
Current assets:
   Cash and cash equivalents                                     $ 15,394                    $ 15,341
   Short-term investments                                           1,001                       3,610
   Accounts receivable, net                                        46,373                      35,943
   Inventories                                                     56,574                      45,924
   Other current assets                                             5,545                       1,923
                                                                 --------                    --------
      Total current assets                                        124,887                     102,741

Property, plant and equipment, net                                 21,532                      20,363
Goodwill, net                                                      62,591                      30,692
Other assets                                                        4,915                       6,860
                                                                 --------                    --------
                                                                 $213,925                    $160,656
                                                                 ========                    ========


Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Revolving credit facility                                     $ 23,871                    $ 10,219
   Accounts payable                                                27,227                      18,813
   Accrued compensation                                            10,844                       6,034
   Accrued interest                                                 5,534                       2,767
   Accrued other                                                   18,116                      11,934
   Deferred service revenue                                        14,446                       6,037
   Due to GEC                                                         818                         852
   Current portion of long-term debt
    and capital lease obligations                                   2,699                       1,498
                                                                 --------                    --------
      Total current liabilities                                   103,555                      58,154

Senior Notes                                                      115,000                     115,000
Other long-term debt and capital lease
   obligations, less current portion                                1,930                       1,849
Retirement obligations                                             11,909                       3,546
Other long-term liabilities                                         6,439                       2,296

Stockholder's equity (deficit):
   Common stock, no par value, Authorized 2,000 shares of
   Class A (voting) and 28,000 shares of Class B
   (non-voting); issued and outstanding 1,000 shares
   of Class A and 19,000 shares of Class B, at stated
   value                                                                1                           1
   Paid-in capital                                                     47                          47
   Retained earnings (deficit)                                    (24,280)                    (19,506)
   Accumulated other comprehensive loss                              (676)                       (731)
                                                                 --------                    --------
      Total stockholder's equity (deficit)                        (24,908)                    (20,189)
                                                                 --------                    --------

                                                                 $213,925                    $160,656
                                                                 ========                    ========

See notes to condensed consolidated financial statements.

                         Paragon Corporate Holdings Inc.
                Condensed Consolidated Statements of Operations
                                 (In Thousands)


                                                                                       Three Months Ended
                                                                            ------------------------------------------
                                                                            March 31, 2000              March 31, 1999
                                                                            --------------              --------------
                                                                                            (Unaudited)
Net revenue                                                                     $57,160                     $42,944
Cost of revenue                                                                  43,115                      31,442
                                                                                -------                     -------

Gross profit                                                                     14,045                      11,502

COSTS AND EXPENSES:
Sales and marketing expenses                                                      6,462                       6,203
General and administrative expenses                                               6,875                       4,826
Research and development                                                            894                         781
Depreciation and amortization                                                     1,259                         561
Management fee                                                                       92                          69
Acquisition, relocation and severance costs                                         481                         753
                                                                                -------                     -------
                                                                                 16,063                      13,193
                                                                                -------                     -------

Operating loss                                                                   (2,018)                     (1,691)
Interest income                                                                      48                         503
Interest expense                                                                 (3,563)                     (3,311)
Other income (expense)                                                             (140)                         22
                                                                                -------                     -------
Loss from continuing operations before income taxes                              (5,673)                     (4,477)
Income tax expense (benefit)                                                          6                         (29)

                                                                                -------                     -------
Net loss from continuing operations                                              (5,679)                     (4,448)

Discontinued operations (Note D):
   Income from discontinued operations, net of
        income taxes                                                                905                         993
                                                                                -------                     -------
Net loss                                                                        $(4,774)                    $(3,455)
                                                                                =======                     =======

See notes to condensed consolidated financial statements.

                         Paragon Corporate Holdings Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                                       Three Months Ended
                                                                            ------------------------------------------
                                                                            March 31, 2000              March 31, 1999
                                                                            --------------              --------------
                                                                                            (Unaudited)
Operating activities:
   Net loss                                                                    $ (4,774)                    $(3,455)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
      Provision for depreciation and amortization                                 2,501                       1,671
      Changes in operating assets and liabilities                                  (894)                     (1,107)
                                                                               --------                     -------
Net cash used in operating activities                                            (3,167)                     (2,891)


Investing activities:
   Acquisition of business, net of cash acquired                                (11,830)                         --
   Purchases of property, plant and equipment                                      (846)                     (2,278)
   Decrease in short-term investments                                             2,631                       1,169
                                                                               --------                     -------
Net cash used in investing activities                                           (10,045)                     (1,109)


Financing activities:
   Borrowings on revolving credit line                                           13,652                       2,500
   Increase (decrease) in amounts due to GEC                                        (34)                        100
   Proceeds from long-term borrowings                                                40                         808
   Principal payments on long-term borrowings                                      (442)                       (406)
                                                                               --------                     -------
Net cash provided by financing activities                                        13,216                       3,002

Effect of exchange rate changes on cash                                              49                        (191)
                                                                               --------                     -------
Increase (decrease) in cash and cash equivalents                                     53                      (1,189)
Cash and cash equivalents at beginning of period                                 15,341                       7,462
                                                                               --------                     -------

Cash and cash equivalents at end of period                                      $15,394                     $ 6,273
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

B.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes of Paragon Corporate Holdings Inc. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

C.       ACQUISITION

On January 27, 2000, the Company completed the acquisition of all the outstanding common stock of Multigraphics, Inc. ("Multigraphics"), a supplier of high quality pre-press, press and post-press equipment, supplies, and technical services to the printing industry. Pursuant to the Merger Agreement, the Company paid $1.25 in cash per share, or $3.6 million, and assumed $7.4 million of outstanding debt of Multigraphics. The aggregate purchase price was $12.3 million including expenses of the transaction. In addition, the Company loaned $2.0 million to Multigraphics pursuant to a promissory note agreement executed by Multigraphics on September 29, 1999. The excess of purchase price over net assets acquired has been assigned a preliminary value of approximately $32.4 million and will be written off over thirty years. The allocation of purchase price was based on preliminary estimates, and will be revised upon final determination of the fair values of the assets and liabilities acquired. Following the acquisition, all of the assets of Multigraphics were transferred to A.B. Dick.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Multigraphics are included in the consolidated financial statements from the date of acquisition. The following pro forma information presents the results of operations for the three-month periods ended March 31, 2000 and 1999, respectively, as though the acquisition had occurred on January 1, 1999. The pro forma amounts give effect to certain adjustments, principally goodwill amortization and depreciation expense related to the write-off of redundant computer equipment, software, and leasehold improvements. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1999:

                                                     Three Months Ended
                                              ---------------------------------
                                              March 31,               March 31,
                                                2000                    1999
                                              ---------               ---------
Net revenues                                   $65,170                 $72,415
Operating loss from continuing operations       (2,162)                   (943)
Net loss                                        (5,100)                 (3,238)

D.       DISCONTINUED OPERATION

On April 27, 2000, the Company entered into a definitive agreement to sell substantially all of the assets and related liabilities of its wholly-owned subsidiary, CI, Inc. f/k/a Curtis Industries, Inc. ("Curtis") which comprises entirely the Company's automotive and industrial supplies segment. The transaction closed on May 10, 2000 and the Company received proceeds of $62.1 million subject to a net worth adjustment. The sale is expected to result in a gain which will be recognized in the second quarter of 2000.

The disposition of Curtis represents the disposal of a segment of a business under APB Opinion No. 30. Accordingly, the consolidated statements of operations have been restated to reflect the results of Curtis as a discontinued operation. Net revenues of Curtis were $21.2 million and $20.4 million for the three-month periods ended March 31, 2000 and 1999, respectively. The consolidated balance sheet includes net assets of discontinued operations of $51.2 million at March 31, 2000.

E.       USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

F.       COMPREHENSIVE LOSS

The components of comprehensive loss are as follows:

                                                     Three Months Ended
                                              ---------------------------------
                                              March 31,               March 31,
                                                2000                    1999
                                              ---------               ---------
Net loss                                       $(4,774)                $(3,455)
Foreign currency translation adjustment             33                    (191)
Unrealized gain on marketable securities            22                      --
                                               -------                 -------
Comprehensive loss                             $(4,719)                $(3,646)
                                               =======                 =======

G.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, short-term investments, trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying amount of the revolving credit facility approximates fair value. The carrying amount of the senior notes exceeds its fair value at March 31, 2000 by $77,050. The fair value has been determined using the market price of the related securities at March 31, 2000. On March 31, 2000, the Company amended its revolving credit agreement temporarily increasing its credit line under the agreement to $37.0 million from $32.0 million.

H.       INVENTORIES

Domestic inventories, which represent approximately 77% of total consolidated inventory, are determined on the last-in, first-out (LIFO) basis and foreign inventories are determined on the first-in, first-out (FIFO) basis. Where necessary, reserves are provided to value inventory at the lower of cost or market.

Inventories are summarized as follows:
                                          March 31,              December 31,
                                            2000                    1999
                                          ---------              ------------

Raw materials and work in process          $ 5,928                 $ 5,527
Finished goods                              47,809                  37,290
LIFO reserve                                 2,837                   3,107
                                           -------                 -------
                                           $56,574                 $45,924
                                           =======                 =======

I.       INCOME TAXES

The Company and certain of its domestic subsidiaries have elected Subchapter S Corporation status for United States income tax purposes. On March 14, 2000, A.B.Dick Company ("A.B.Dick"), a wholly-owned subsidiary of the Company, elected C Corporation status for United States income tax purposes effective January 1, 2000. Accordingly, as of January 1, 2000, A.B.Dick recognized its existing deferred income taxes. For 1999, the Company's United States operations were not subject to income taxes as separate entities and the Company's United States income is included in the income tax returns of the Stockholder. Under the terms of the Tax Payment Agreement with the Stockholder, the Company makes distributions to the stockholder for payment of income taxes as required. The foreign subsidiaries of A.B.Dick and Curtis are subject to foreign income taxes. For the three-month periods ended March 31, 2000 and 1999, the Company had foreign income tax expense (benefit) of $6 and $(29), respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net operating loss and AMT credit carryforwards principally resulted from the Company's acquisition of Multigraphics. The acquired carryforwards are subject to the Section 382 limitations imposed by the Internal Revenue Code of 1986, as amended, and the regulations thereunder. The net operating loss carryforwards expire beginning in the year 2000. Where the Company has determined that it is more likely than not that the net deferred tax assets will not be realized, a valuation allowance has been established.

Significant components of the Company's deferred income tax assets and liabilities pertaining to A.B. Dick and its foreign subsidiaries at March 31, 2000 are as follows:

          Deferred income tax assets:
               Accrued liabilities                     $  6,136
               Capitalized research and development       1,271
               Property, plant and equipment                749
               Allowance for doubtful accounts              320
               AMT credit carryforward                    1,800
               Net operating loss carryforward           85,715
               Other                                      3,400
                                                       --------
                                                         99,391
               Valuation allowance                      (93,748)
                                                       --------
          Total deferred income tax assets                5,643

          Deferred income tax liabilities:
               Inventory                                 (5,281)
               Other                                       (362)
                                                       --------
          Total deferred income tax liabilities          (5,643)
                                                       --------
          Net deferred income taxes                    $      0
                                                       ========

J.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The Company's domestic operating subsidiaries, all of which are directly or indirectly wholly owned, are the only guarantors of Senior Notes. The guarantees are full, unconditional and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors.

The Company's foreign and non-operating domestic subsidiaries are not guarantors of the Senior Notes. Summarized consolidating balance sheets as of March 31, 2000 and December 31, 1999 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                                Combined          Combined
                                                   The          Guarantor       Non-Guarantor
                                                 Company      Subsidiaries       Subsidiaries    Eliminations       Total
                                                 --------     ------------      -------------    ------------      --------
BALANCE SHEET DATA
(MARCH 31, 2000):
Current assets:
  Cash and cash equivalents                      $  9,832        $  3,577           $ 1,985        $      --       $ 15,394
  Short-term investments                            1,001              --                --               --          1,001
  Accounts receivable, net                         38,025          36,377            10,025          (38,054)        46,373
  Inventories                                          --          46,459            11,102             (987)        56,574
  Other                                               153           4,596               796               --          5,545
                                                 --------        --------           -------        ---------       --------
Total current assets                               49,011          91,009            23,908          (39,041)       124,887

Property, plant and equipment, net                      5          20,173             1,354               --         21,532
Goodwill, net                                          --          62,538                53               --         62,591
Investment in subsidiaries                         66,636          15,028                --          (81,664)            --
Other assets                                        4,051             859                 5               --          4,915
Intercompany                                           --              --                --               --             --
                                                 --------        --------           -------        ---------       --------
                                                 $119,703        $189,607           $25,320        $(120,705)      $213,925
                                                 ========        ========           =======        =========       ========

Current liabilities:
  Revolving credit facility                      $ 23,871        $     --           $    --        $      --       $ 23,871
  Accounts payable                                     --          24,504             2,723               --         27,227
  Accrued expenses                                  5,739          22,894             5,861               --         34,494
  Deferred service revenue                             --          13,180             1,266               --         14,446
  Due to GEC                                           --             818                --               --            818
  Current portion of long-term debt
      and capital lease obligations                    --           1,862               837               --          2,699
Intercompany                                           --          44,225            (5,135)         (39,090)            --
                                                 --------        --------           -------        ---------       --------
Total current liabilities                          29,610         107,483             5,552          (39,090)       103,555

Senior Notes                                      115,000              --                --               --        115,000
Other long-term debt and capital lease
   obligations, less current portion                   --           1,768               162               --          1,930
Retirement obligations                                 --           7,509             4,400               --         11,909
Other long-term liabilities                            --           3,385             3,054               --          6,439
Stockholder's equity (deficit)                    (24,907)         69,462            12,152          (81,615)       (24,908)
                                                 --------        --------           -------        ---------       --------

                                                 $119,703        $189,607           $25,320        $(120,705)      $213,925
                                                 ========        ========           =======        =========       ========

                                                             Combined          Combined
                                                The          Guarantor       Non-Guarantor
                                              Company      Subsidiaries       Subsidiaries    Eliminations       Total
                                              --------     ------------      -------------    ------------      --------
BALANCE SHEET DATA
(DECEMBER 31, 1999):
Current assets:
  Cash and cash equivalents                    $  7,760       $  5,396           $ 2,185        $      --        $ 15,341
  Short-term investments                          3,610             --                --               --           3,610
  Accounts receivable, net                       31,254         26,155             9,788          (31,254)         35,943
  Inventories                                         -         35,880            10,238             (194)         45,924
  Other                                             398            889               636               --           1,923
                                               --------       --------           -------        ---------        --------
Total current assets                             43,022         68,320            22,847          (31,448)        102,741

Property, plant and equipment, net                    5         19,040             1,318               --          20,363
Goodwill, net                                        --         30,637                55               --          30,692
Investment in subsidiaries                       58,488         15,028                --          (73,516)             --
Other assets                                      6,839             17                 4               --           6,860
Intercompany                                         --             --                --               --              --
                                               --------       --------           -------        ---------        --------
                                               $108,354       $133,042           $24,224        $(104,964)       $160,656
                                               ========       ========           =======        =========        ========

Current liabilities:
  Revolving credit facility                    $ 10,219       $     --           $    --        $          --    $ 10,219
  Accounts payable                                   --         16,167             2,646               --          18,813
  Accrued expenses                                3,324         13,968             3,443               --          20,735
  Deferred service revenue                           --          4,942             1,095               --           6,037
  Due to GEC                                         --            852                --               --             852
  Current portion of long-term debt
        and capital lease obligations                --          1,448                50               --           1,498
  Intercompany                                       --         27,123             5,163          (32,286)             --
                                               --------       --------           -------        ---------        --------
Total current liabilities                        13,543         64,500            12,397          (32,286)         58,154

Senior notes                                    115,000             --                --               --         115,000
Other long-term debt and capital lease
       obligations, less current portion             --          1,717               132               --           1,849
Retirement obligations                               --          3,539                 7               --           3,546
Other long-term liabilities                          --          2,296                --               --           2,296
Stockholder's equity (deficit)                  (20,189)        60,990            11,688          (72,678)        (20,189)
                                               --------       --------           -------        ---------        --------
                                               $108,354       $133,042           $24,224        $(104,964)       $160,656
                                               ========       ========           =======        =========        ========

Summarized consolidating statements of income for the three months ended March 31, 2000 and 1999, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                            Combined             Combined
                                           The              Guarantor          Non-Guarantor
                                         Company          Subsidiaries          Subsidiaries        Eliminations          Total
                                         -------          ------------         -------------        ------------         -------
INCOME STATEMENT DATA:
(THREE MONTHS ENDED MARCH 31, 2000):
Net revenue                              $    --             $47,878               $10,295            $(1,013)           $57,160
Cost of revenue                               --              36,480                 7,648             (1,013)            43,115
                                         -------             -------               -------             ------            -------
Gross profit                                  --              11,398                 2,647                 --             14,045
Total operating expenses                     692              12,300                 2,971                100             16,063
                                         -------             -------               -------             ------            -------
Operating income (loss)                     (692)               (902)                 (324)              (100)            (2,018)
Interest income (expense), net            (2,729)               (795)                    9                 --             (3,515)
Other income (expense)                        81                 (73)                 (148)                --               (140)
                                         -------             -------               -------             ------            -------

Loss from continuing operations
   before income taxes (benefit)          (3,340)             (1,770)                 (463)              (100)            (5,673)
Income tax (benefit)                          --                   7                    (1)                --                  6
                                         -------             -------               -------             ------            -------
Loss from continuing operations           (3,340)             (1,777)                 (462)              (100)            (5,679)

Discontinued operations:
  Income from discontinued
  operations, net of tax                      --                 949                  (144)               100                905
                                         -------             -------               -------             ------            -------

Net loss                                 $(3,340)            $  (828)              $  (606)            $   --            $(4,774)
                                         =======             =======               =======             ======            =======


                                                            Combined             Combined
                                           The              Guarantor          Non-Guarantor
                                         Company          Subsidiaries          Subsidiaries        Eliminations          Total
                                         -------          ------------         -------------        ------------         -------
INCOME STATEMENT DATA:
(THREE MONTHS ENDED MARCH 31, 1999):
Net revenue                              $    --             $31,934               $11,010             $   --            $42,944
Cost of revenue                               --              23,400                 8,042                 --             31,442
                                         -------             -------               -------             ------            -------
Gross profit                                  --               8,534                 2,968                 --             11,502
Total operating expenses                     224               9,640                 3,329                 --             13,193
                                         -------             -------               -------             ------            -------
Operating income (loss)                     (224)             (1,106)                 (361)                --             (1,691)
Interest income (expense), net            (2,459)               (364)                   15                 --             (2,808)
Other income (expense)                        --                  (5)                   27                 --                 22
                                         -------             -------               -------             ------            -------

Loss from continuing operations
   before income taxes (benefit)          (2,683)             (1,475)                 (319)                --             (4,477)
Income tax (benefit)                          --                  18                   (47)                --                (29)
                                         -------             -------               -------             ------            -------
Loss from continuing operations           (2,683)             (1,493)                 (272)                --             (4,448)

Discontinued operations:
  Income from discontinued
  operations, net of tax                      --               1,043                   (59)                 9                993
                                         -------             -------               -------             ------            -------

Net loss                                 $(2,683)            $  (450)              $  (331)            $    9            $(3,455)
                                         =======             =======               =======             ======            =======

Summarized consolidating statements of cash flows for the three months ended March 31, 2000 and 1999, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                                  Combined          Combined
                                                    The           Guarantor       Non-Guarantor
                                                  Company        Subsidiaries     Subsidiaries     Eliminations     Total
                                                  -------        ------------     -------------    ------------    --------
CASH FLOW DATA:
(THREE MONTHS ENDED MARCH 31, 2000):

Net cash used in operating activities             $  2,137         $(15,677)         $10,373           $  --       $ (3,167)

Investing activities:
   Acquisition of business, net of cash acquired   (11,830)              --               --              --        (11,830)
   Purchases of property, plant and equipment           --             (661)            (185)             --           (846)
   Decrease in short-term investments                2,631               --               --              --          2,631
                                                  --------          -------          -------           -----       --------
Net cash provided by (used in)
         investing activities                       (9,199)            (661)            (185)             --        (10,045)

Financing activities:
   Borrowings on revolving credit facilities        13,652               --               --              --         13,652
   Decrease in amounts due to GEC                       --              (34)              --              --            (34)
   Proceeds from long-term borrowings                   --                -               40              --             40
   Principal payments on long-term borrowings           --             (423)             (19)             --           (442)
   Intercompany                                     (4,518)          14,948          (10,430)             --             --
                                                  --------          -------          -------           -----       --------
Net cash provided by (used in)
      financing activities                           9,134           14,491          (10,409)             --         13,216

Effect of exchange rate changes on cash                 --               28               21              --             49
                                                  --------          -------          -------           -----       --------

Increase (decrease) in cash and
   cash equivalents                                  2,072           (1,819)            (200)             --             53

Cash and cash equivalents at beginning
     of period                                       7,760            5,396            2,185              --         15,341
                                                  --------          -------          -------           -----       --------

Cash and cash equivalents at end of period        $  9,832          $ 3,577          $ 1,985           $  --       $ 15,394
                                                  ========          =======          =======           =====       ========

                                                                Combined         Combined
                                                     The        Guarantor      Non-Guarantor
                                                   Company     Subsidiaries     Subsidiaries    Eliminations    Total
                                                   -------     ------------    -------------    ------------   -------
CASH FLOW DATA:
(THREE MONTHS ENDED MARCH 31, 1999):

Net cash used in operating activities              $   191        $(3,040)         $   (42)        $   --      $(2,891)

Investing activities:
   Purchases of property, plant, and equipment          --         (1,986)            (292)            --       (2,278)
   Decrease in short-term investments                1,169             --               --             --        1,169
                                                   -------        -------          -------         ------      -------
Net cash provided by (used in)
      investing activities                           1,169         (1,986)            (292)            --       (1,109)

Financing activities:
   Borrowings on revolving credit facilities         2,500             --               --             --        2,500
   Decrease in amounts due to GEC
      and affiliates                                    --            100               --             --          100
   Proceeds from long-term borrowings                   --            588              220             --          808
   Principal payments on long-term borrowings           --           (406)              --             --         (406)
   Intercompany                                     (3,852)         5,540           (1,688)            --            -
                                                   -------        -------          -------         ------      -------
Net cash provided by (used in)
      financing activities                          (1,352)         5,822           (1,468)            --        3,002

Effect of exchange rate changes on cash                 --           (221)              30             --         (191)
                                                   -------        -------          -------         ------      -------

Increase (decrease) in cash and
      cash equivalents                                   8            575           (1,772)            --       (1,189)

Cash and cash equivalents at beginning
      of period                                         28          4,174            3,260             --        7,462
                                                   -------        -------          -------         ------      -------

Cash and cash equivalents at end of period         $    36        $ 4,749          $ 1,488         $   --      $ 6,273
                                                   =======        =======          =======         ======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For further information, refer to the consolidated financial statements and footnotes of Paragon Corporate Holdings Inc. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

GENERAL

The Company, through its wholly-owned subsidiary, A.B.Dick Company ("A.B.Dick"), is engaged in the manufacture and distribution of printing equipment and supplies. During April 2000, the Company entered into a definitive agreement to sell substantially all of the assets of the CI, Inc. f/k/a Curtis Industries, Inc. ("Curtis") subsidiary previously reported as the automotive and industrial supplies segment. The transaction closed on May 10, 2000 and the Company received proceeds of $62.1 million subject to a net worth adjustment. The sale is expected to result in a gain which will be recognized in the second quarter of 2000. The results of operations for Curtis have been reported as a discontinued operation. The following discussion and analysis of operating results excludes the results of Curtis. The Company's printing equipment and supplies business is a leading manufacturer, marketer, and distributor of printing products for the global quick print, small commercial, and in-plant printing markets.

On January 27, 2000, the Company acquired all of the outstanding common stock of Multigraphics, Inc. ("Multigraphics"). The acquisition has been accounted for as a purchase and, accordingly, the consolidated financial statements include the results of Multigraphics' operations since the date of acquisition.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999:

NET REVENUE

For the three months ended March 31, 2000, net revenue increased $14.3 million or 33.3% to $57.2 from $42.9 million for the quarter ended March 31, 1999. The increase was principally attributable to the inclusion of the results of operations of Multigraphics since the date of acquisition. Following the acquisition, all of the assets of Multigraphics were transferred to A.B. Dick. Multigraphics, net revenue decreased by $1.6 million or 3.8%. Printing equipment sales increased $1.9 million or 12.7% over the prior year to $17.2 million. The Multigraphics acquisition accounted for $2.1 million of the increase, and this was partially offset by sales declines in Asia, Latin America, and certain European markets due to weaker demand levels. Printing supplies sales increased $6.3 million or 35.8% from the prior year to $24.1 million. The increase was attributable to the inclusion of Multigraphics sales of $7.4 million, offset by weakness in certain international markets, a decline in the supply stream of previously discontinued domestic equipment, and lower optical equipment supplies sales. The decrease in supply sales on discontinued products was partially offset by increases in sales of digital equipment supplies. Repair parts and service revenues increased $5.9 million or 59.2% to $15.8 million, $6.3 million relating to Multigraphics, and a decrease of $0.4 million due to the ongoing impact of discontinuance of A.B.Dick's line of distributed copier equipment and digital duplicators.

GROSS PROFIT

Gross profit increased $2.5 million or 21.7% to $14.0 million for the quarter ended March 31, 2000. Gross profit as a percentage of sales was 24.6% during the first quarter of 2000 compared to 26.8% for the same period last year. Excluding the impact of the Multigraphics acquisition, gross profit and gross profit percentage were $10.2 million and 24.8%, respectively. The decrease in gross profit percentage is attributable to lower fixed cost absorption in 2000 on manufactured equipment due to reduced volume, increased freight costs, and an increase in inventory valuation allowances on discounted products. Service margins were lower due to decreased installations and service contracts on previously discontinued equipment.

COSTS AND EXPENSES

Costs and expenses increased by $2.9 million to $16.1 million for the quarter ended March 31, 2000 from $13.2 million for the quarter ended March 31, 1999. The acquisition of Multigraphics accounted for $3.5 million of the increase. Costs and expenses for 2000 include $0.5 million in charges primarily for severance costs for A.B.Dick following the acquisition of Multigraphics. For the first quarter of 1999, relocations and severance costs for A.B.Dick were $0.8 million. Excluding Multigraphics, costs and expenses in 2000 compared to 1999 decreased by $0.6 million due to reductions in sales and marketing expenses, and relocation and severance costs, offset by higher depreciation and amortization expense.

OPERATING LOSS

The operating loss increased $0.3 million to $2.0 million for the quarter ended March 31, 2000 from $1.7 million for the quarter ended March 31, 1999. The increase in operating loss from 1999 resulted primarily from lower revenues and gross profits for A.B.Dick, partially offset by lower A.B.Dick operating expenses.

RESTRUCTURING CHARGE

In connection with the acquisition of Multigraphics, the Company is formulating plans for the integration of Multigraphics operations into it's A.B.Dick business. As part of this integration, the Company anticipates that it will incur additional restructuring costs of approximately $1.5 million comprised primarily of employee termination and relocation costs which will be expensed during the remainder of 2000. Employee termination costs and other costs pertaining to Multigraphics that qualify under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, are included in the purchase price allocation.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Canada, the United Kingdom, the Netherlands, and Belgium. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls, and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Japanese yen, the Canadian dollar, the British pound sterling, the Dutch guilder, and the Belgium franc. The fluctuation of the U.S. dollar versus other currencies resulted in increases (decreases) to stockholder's equity of approximately $0.1 million and $(0.2) million for the three months ended March 31, 2000 and 1999, respectively.

IMPACT OF THE YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3.1 million and $2.9 million for the quarters ended March 31, 2000 and 1999, respectively. The increase in net cash used in operating activities in 2000 was principally the result of the increase in net losses incurred in 2000 to $4.8 million from $3.5 million in 1999. The net loss in 2000 is due to operating losses for A.B.Dick and interest costs associated with the issuance of $115.0 million of senior notes on April 1, 1998. Net cash used in operating activities in 1999 was also primarily attributable to operating losses for A.B.Dick and interest on the senior notes mentioned above.

The net cash used in investing activities was $10.0 million and $1.1 million for the quarters ended March 31, 2000 and 1999, respectively. The 2000 amount reflects the cash cost of the Multigraphics acquisition of $11.8 million and liquidation of short-term investments of $2.6 million primarily to fund property, plant, and equipment purchases of $0.8 million and operations. For 1999, net cash used in investing activities includes the liquidation of short-term investments of $1.2 million used primarily to fund property, plant, and equipment purchases of $2.3 million.

Net cash provided by financing activities was $13.2 million and $3.0 million for the quarters ended March 31, 2000 and 1999, respectively. The net cash provided by financing activities in 2000 was primarily the result of borrowings of $13.7 million used to fund the Multigraphics acquisition and operating losses. The net cash provided by financing activities in 1999 was primarily the result of borrowings on revolving credit lines of $2.5 million.

The Company's primary capital requirements (excluding acquisitions) consist of working capital, capital expenditures and debt service. The Company expects current financial resources and funds from operations to be adequate to meet current cash requirements. At March 31, 2000, the Company had cash, cash equivalents and short-term investments of $16.4 million and unused credit facilities of $7.7 million available for its use. At December 31, 1999, the Company was in violation of certain financial covenants under the terms of the revolving credit agreement. During March 2000, the Company received waivers of these covenants through June 29, 2000 and it also amended future covenant requirements to reflect the Company's current financial outlook and the acquisition of Multigraphics. Additionally, on March 31, 2000, the Company amended its revolving credit agreement, temporarily increasing its credit line under the agreement to $37.0 million from $32.0 million.

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

The carrying amount of cash and cash equivalents, short-term investments, trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying amount of the revolving credit facility approximates fair value. The carrying amount of the senior notes exceeds its fair value at March 31, 2000 by $77,050. The fair value has been determined using the market price of the related securities at March 31, 2000.

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Index of Exhibits

           (b)  Exhibit 27 - Financial Data Schedule

           (c)  Reports on Form 8-K filed in the first quarter of 2000

                Form 8-K Current Report dated February 11, 2000, regarding the acquisition of Multigraphics, Inc.

                Form 8-K/A Amendment No. 1 to Current Report dated April 11, 2000 (amending the current report on Form 8-K filed on February 11, 2000) containing the required financial statements and pro forma financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        PARAGON CORPORATE HOLDINGS INC.

        By: /s/ Frank D. Zaffino
            --------------------------------
            FRANK D. ZAFFINO
            President and Chief Executive Officer and Director (As duly authorized representative and Principal Executive Officer)


        PARAGON CORPORATE HOLDINGS INC.

        By: /s/ Gregory T. Knipp
            --------------------------------
            GREGORY T. KNIPP
            Acting Chief Financial Officer (As duly authorized representative and as Principal Financial and Accounting Officer)


        A.B.DICK COMPANY

        By: /s/ Gregory T. Knipp
            --------------------------------
            GREGORY T. KNIPP
            Chief Financial Officer (As duly authorized representative and as Principal Financial and Accounting Officer)


        CURTIS INDUSTRIES, INC.

        By: /s/ Gregory T. Knipp
            --------------------------------
            GREGORY T. KNIPP
            (As duly authorized representative and as Acting
            Principal Financial and Accounting Officer)


        ITEK GRAPHIX CORP.

        By: /s/ Frank D. Zaffino
            --------------------------------
            FRANK D. ZAFFINO
            President and Chief Executive Officer (As duly authorized
            Officer)






Date:    May 15, 2000
     --------------------------------

                         PARAGON CORPORATE HOLDINGS INC.
                                INDEX OF EXHIBITS

  Exhibit
   Number     Description of Exhibit
  -------     ----------------------
    3.1       Certificate of Incorporation of Paragon Corporate Holdings Inc., as currently in effect.     *
    3.2       By-Laws of Paragon Corporate Holdings Inc. as currently in effect                            *
    3.3       Certificate of Incorporation of A.B.Dick Company, as currently in effect                     *
    3.4       By-Laws of A.B.Dick Company, as currently in effect.                                         *
    3.5       Certificate of Incorporation of Curtis Industries, Inc. as currently in effect.              *
    3.6       By-Laws of Curtis Industries, Inc. as currently in effect.                                   *
    3.7       Certificate of Incorporation of Itek Graphix Corp. , as currently in effect.                 *
    3.8       By-Laws of Itek Graphix Corp., as currently in effect.                                       *
    3.9       Certificate of Incorporation of Curtis Sub, Inc., as currently in effect.                    *
    3.10      By-Laws of Curtis Sub, Inc., as currently in effect.                                         *
    4.1       Indenture, dated as of April 1, 1998, among Paragon Corporate Holdings Inc., A.B.Dick        *
              Company, Curtis Industries, Inc., Itek Graphix Corp., Curtis Sub, Inc and Norwest Bank
              Minnesota, National Association, as Trustee (containing, as exhibits, specimens of the
              Series A Notes and the Series B Notes).
    4.4       (a)      Credit and Security Agreement, dated as of April 1, 1998 amended by Amendment       *
                       I, between Paragon Corporate Holdings Inc. and Key Corporate Capital Inc.
              (b)      Amendment I, dated as of March 17, 1999, to the Credit and Security Agreement,      *
                       dated as of April 1, 1998 between Paragon Corporate Holdings Inc. and Key
                       Corporate Capital Inc.
              (c)      Waiver and Amendment to the Credit and Security Agreement, dated March 29,          **
                       2000, between Paragon Corporate Holdings Inc. and Key Corporate Capital, Inc.
    10.1      Agreement  and Plan of Merger, dated as of November 6, 1997, among Paragon  Corporate        *
              Holdings Inc., Curtis Industries, Inc. and Curtis Acquisition Group.
    10.2      Management Agreement, dated as of April 1, 1998, between Paragon Corporate Holdings Inc.     *
              and NESCO, Inc.
    10.3      Tax Payment Agreement, dated as of April 1, 1998, among Paragon Corporate Holdings Inc.,     *
              A.B.Dick Company, Curtis Industries, Inc., Itek Graphix Corp., Curtis Sub, Inc. and NES
              Group, Inc.
    10.4      Severance and Non-Competition Agreement dated February 28, 1996 between  Curtis              *
              Industries, Inc. and A. Keith Drewett.
    10.5      Agreement dated July 2, 1998 among Curtis  Industries,  Inc.,  Paragon  Holdings Inc. and    ***
              A. Keith Drewett.
    10.6      Agreement and plan of merger, dated September 29, 1999 between Multi Acquisition  Corp.,     ****
              a wholly-owned subsidiary of Paragon Corporate Holdings Inc., and Multigraphics, Inc.
    27.1      Financial Data Schedule
    27.2      Restated Financial Data Schedule for the three months ended March 31, 1999
    27.3      Restated Financial Data Schedule for the twelve months ended December 31, 1999
    27.4      Restated Financial Data Schedule for the twelve months ended December 31, 1998
    27.5      Restated Financial Data Schedule for the twelve months ended December 31, 1997

* Incorporated by reference from Form S-4 Registration Number 333-51569 filed under the Securities Act of 1933, as amended

** Incorporated by reference from Form 10-K File Number 333-51569 filed March 31, 2000

*** Incorporated by reference from Amendment No. 2 to Form S-4 Registration Number 333-51569 filed July 17, 1998 under the Securities Act of 1933, as amended

**** Incorporated by reference from Appendix A of Schedule 14A filed December 6,
     1999, by Multigraphics, Inc.