Form 10-Q
period 2000-06-30
PARAGON CORPORATE HOLDINGS INC; DICK A B CO; CURTIS INDUSTRIES INC/NEW/; ITEK GRAPHIX CORP; CURTIS SUB INC
filed 2000-08-14
CIK 1060513, 28761, 868415, 1060514, 1060515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               Quarterly Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000

                          Commission File No. 333-51569

                         PARAGON CORPORATE HOLDINGS INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                           34-1845312
           --------                                           ----------
(State or other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

                    CO-REGISTRANTS AND SUBSIDIARY GUARANTORS

       A.B.Dick Company            Delaware               04-3892065
       C I, Inc.                   Delaware               13-3583725
       Itek Graphix Corp.          Delaware               04-2893064
       Curtis Sub, Inc.            Delaware               34-1737529

Paragon Corporate Holdings Inc.      A.B.Dick Company            C I, Inc. f/k/a Curtis Industries, Inc.
7400 Caldwell Avenue                 7400 Caldwell Avenue        6140 Parkland Boulevard
Niles, Illinois 60714                Niles, Illinois 60714       Mayfield Heights, Ohio 44124
(847) 779-2500                       (847) 779-1900              (440) 446-9700

           Itek Graphix Corp.                   Curtis Sub, Inc.
           7400 Caldwell Avenue                 6140 Parkland Boulevard
           Niles, Illinois 60714                Mayfield Heights, Ohio 44124
           (847) 779-1900                       (440) 446-9700

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

As of July 31, 2000, there were 4,200,000 shares of the registrant's common stock outstanding.




                                       I

                                      INDEX

                         PARAGON CORPORATE HOLDINGS INC.

                                                                          Page
                                                                         Number
                                                                         -------

                          PART I FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)                                  1

          Condensed Consolidated Balance Sheets                             2
          June 30, 2000 and December 31, 1999

          Condensed Consolidated Statements of Operations                   3
          Three and Six Months ended June 30, 2000 and 1999

          Condensed Consolidated Statements of Cash Flows                   4
          Six Months ended June 30, 2000 and 1999

          Notes to Condensed Consolidated Financial Statements              5

Item 2    Management's Discussion and Analysis of Financial                15
          Condition and Results of Operations

Item 3    Quantitative and Qualitative Disclosures About Market Risk       18


                            PART II OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                 20

          Signatures                                                       21





                                       II

                          Part I. Financial Information

                    Item 1. Financial Statements (Unaudited)

                         Paragon Corporate Holdings Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)


                                                    June 30,      December 31,
                                                      2000           1999
                                                    --------       --------
                                                  (Unaudited)      (Audited)
Assets:
Current assets:
   Cash and cash equivalents                        $ 63,732       $ 15,341
   Short-term investments                                 --          3,610
   Accounts receivable, net                           36,807         35,943
   Inventories                                        43,897         45,924
   Other current assets                                5,941          1,923
                                                    --------       --------
      Total current assets                           150,377        102,741

Property, plant and equipment, net                    11,823         20,363
Goodwill, net                                         32,080         30,692
Other assets                                           4,677          6,860
                                                    --------       --------
                                                    $198,957       $160,656
                                                    ========       ========


Liabilities and Stockholder's Equity (Deficit):
Current liabilities:
   Revolving credit facility                        $ 25,856       $ 10,219
   Accounts payable                                   22,221         18,813
   Accrued compensation                                6,779          6,034
   Accrued interest                                    2,767          2,767
   Accrued other                                      16,351         11,934
   Deferred service revenue                           13,904          6,037
   Due to GEC                                            817            852
   Current portion of long-term debt
    and capital lease obligations                      2,495          1,498
                                                    --------       --------
      Total current liabilities                       91,190         58,154

Senior Notes                                         115,000        115,000
Other long-term debt and capital lease
   obligations, less current portion                   1,245          1,849
Retirement obligations                                 8,159          3,546
Other long-term liabilities                            7,534          2,296

Stockholder's equity (deficit):
   As of June 30, 2000 -- common stock,
   $0.01 par value, Authorized 5,000,000
   shares; issued and outstanding 4,200,000
   shares; As of December 31, 1999 --
   common stock, no par value, Authorized
   2,000 shares of Class A (voting) and 28,000
   shares of Class B (non-voting); issued and
   outstanding 1,000 shares of Class A and
   19,000 shares of Class B, at stated value              42              1
   Paid-in capital                                       106             47
   Shareholder note                                     (100)            --
   Retained earnings (deficit)                       (23,431)       (19,506)
   Accumulated other comprehensive loss                 (788)          (731)
                                                    --------       --------
      Total stockholder's equity (deficit)           (24,171)       (20,189)
                                                    --------       --------

                                                    $198,957       $160,656
                                                    ========       ========

See notes to condensed consolidated financial statements.

                         Paragon Corporate Holdings Inc.
                 Condensed Consolidated Statements of Operations
                                 (In Thousands)


                                                                   (Unuadited)                             (Unaudited)
                                                                 Three Months Ended                     Six Months Ended
                                                        -------------------------------------  ------------------------------------
                                                         June 30, 2000       June 30, 1999      June 30, 2000      June 30, 1999
                                                        -----------------  ------------------  -----------------  -----------------

Net revenue                                                  $ 61,760           $ 44,310           $ 118,920           $ 87,254
Cost of revenue                                                45,334             32,572              88,449             64,014
                                                             --------           --------           ---------           --------
Gross profit                                                   16,426             11,738              30,471             23,240

COSTS AND EXPENSES:
Sales and marketing expenses                                    7,166              6,560              13,628             12,763
General and administrative expenses                             7,856              3,846              14,731              8,672
Research and development                                          731                970               1,625              1,751
Depreciation and amortization                                   1,467                494               2,726              1,055
Management fee                                                    (12)               123                  80                192
Acquisition, relocation and severance costs                       588                  0               1,069                753
                                                             --------           --------           ---------           --------
                                                               17,796             11,993              33,859             25,186
                                                             --------           --------           ---------           --------

Operating loss                                                 (1,370)              (255)             (3,388)            (1,946)
Interest income                                                   136                 14                 184                517
Interest expense                                               (3,767)            (2,847)             (7,330)            (6,158)
Other income (expense)                                            135                (76)                 (5)               (54)
                                                             --------           --------           ---------           --------
Loss from continuing operations before income taxes            (4,866)            (3,164)            (10,539)            (7,641)
Income tax expense                                                 94                 81                 100                 52

                                                             --------           --------           ---------           --------
Loss from continuing operations                                (4,960)            (3,245)            (10,639)            (7,693)

Discontinued operations (Note D):
   Income from discontinued operations, net of
        income taxes of $10, $7, $10, $7, respectively             49              1,224                 954              2,217
   Gain on disposal of discontinued operations                 10,260                 --              10,260                 --
                                                             --------           --------           ---------           --------
                                                               10,309               1,224             11,214              2,217

Net income (loss)                                            $  5,349           $ (2,021)          $     575           $ (5,476)
                                                             ========           ========           =========           ========




See notes to condensed consolidated financial statements.

                         Paragon Corporate Holdings Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                    (Unaudited)
                                                                 Six Months Ended
                                                          -------------------------------
                                                          June 30, 2000     June 30, 1999
                                                          -------------     -------------

Operating activities:
   Net income (loss)                                        $    575           $(5,476)
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Gain on sale of business                               (10,260)               --
      Provision for depreciation and amortization              4,328             3,273
      Changes in operating assets and liabilities             (7,025)           (3,659)
                                                            --------           -------
Net cash used in operating activities                        (12,382)           (5,862)


Investing activities:
   Acquisition of business, net of cash acquired             (11,986)               --
   Purchases of property, plant and equipment, net            (1,352)           (3,034)
   Net proceeds from sale of business                         60,492                --
   Decrease in short-term investments                          3,610             5,312
                                                            --------           -------
Net cash provided by investing activities                     50,764             2,278


Financing activities:
   Net borrowings on revolving credit facility                15,637             4,832
   Decrease in amounts due to GEC                                (35)             (860)
   Proceeds from long-term borrowings                             67               808
   Principal payments on long-term borrowings                   (984)           (1,322)
   Distribution for taxes                                     (4,500)               --
                                                            --------           -------
Net cash provided by financing activities                     10,185             3,458

Effect of exchange rate changes on cash                         (176)             (261)
                                                            --------           -------
Increase (decrease) in cash and cash equivalents              48,391              (387)
Cash and cash equivalents at beginning of period              15,341             7,462
                                                            --------           -------

Cash and cash equivalents at end of period                  $ 63,732           $ 7,075
                                                            ========           =======


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

B. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes of Paragon Corporate Holdings Inc. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

C. ACQUISITION

On January 27, 2000, the Company completed the acquisition of all the outstanding common stock of Multigraphics, Inc. ("Multigraphics"), a supplier of high quality pre-press, press and post-press equipment, supplies, and technical services to the printing industry. Pursuant to the Merger Agreement, the Company paid $1.25 in cash per share, or $3.6 million, and assumed $7.4 million of outstanding debt of Multigraphics. The aggregate purchase price was $12.5 million including expenses of the transaction. In addition, the Company loaned $2.0 million to Multigraphics pursuant to a promissory note agreement executed by Multigraphics on September 29, 1999. The excess of purchase price over net assets acquired has been assigned a preliminary value of approximately $32.5 million and will be written off over thirty years. The allocation of purchase price was based on preliminary estimates, and will be revised upon final determination of the fair values of the assets and liabilities acquired.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Multigraphics are included in the consolidated financial statements from the date of acquisition. The following pro forma information presents the results of operations for the six months ended June 30, 2000 and 1999, respectively, as though the acquisition had occurred on January 1, 1999. The pro forma amounts give effect to certain adjustments, principally goodwill amortization and depreciation expense related to the write-off of redundant computer equipment, software, and leasehold improvements. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1999:

                                                           Six Months Ended
                                                        ------------------------
                                                        June 30,       June 30,
                                                          2000           1999
                                                        --------       --------
     Net revenues                                       $126,930       $144,718
     Operating loss from continuing operations            (3,532)          (607)
     Net income (loss)                                       249         (4,957)

D. DISCONTINUED OPERATION

On April 27, 2000, the Company entered into a definitive agreement to sell substantially all of the assets and related liabilities of its wholly-owned subsidiary, Curtis Industries, Inc. ("Curtis") which comprised entirely the Company's automotive and industrial supplies segment. The transaction closed on May 10, 2000 and the Company received net proceeds of $60.5 million and the sale resulted in a $10.3 million gain.

The disposition of Curtis represents the disposal of a segment of a business under APB Opinion No. 30. Accordingly, the consolidated statements of operations have been restated to reflect the results of Curtis as a discontinued operation. Net revenues of Curtis for the three-month periods ended June 30, 2000 and 1999 were $6.5 million and $21.1 million, respectively, and $27.7 million and $41.6 million, respectively, for the six-month periods ended June 30, 2000 and 1999, respectively.

E. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

F. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

                                         Three Months Ended Six Months Ended
                                         ------------------ ----------------
                                         June 30, June 30,  June 30, June 30,
                                           2000     1999      2000     1999
                                         -------  -------   -------  -------
Net income (loss)                        $ 5,349  $(2,021)   $ 575   $(5,476)
Foreign currency translation adjustment     (274)     (70)    (241)     (261)
                                         -------  -------     -----   -------
Comprehensive income (loss)              $ 5,075  $(2,091)   $ 334   $(5,737)
                                         =======  =======    =====   =======

G. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, short-term investments, trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying amount of the revolving credit facility approximates fair value. The carrying amount of the senior notes exceeds its fair value at June 30, 2000 by $66,700. The fair value has been determined using the market price of the related securities at June 30, 2000. On May 10, 2000, the Company amended its revolving credit agreement, decreasing its credit line under the agreement to $32.0 million from $37.0 million, reflecting a lower borrowing base as a result of the sale of Curtis Industries, mentioned above.

H. RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the staffs views regarding the application of generally accepted accounting principles to selected revenue recognition issues and is effective for the fourth quarter of 2000. The Company is currently assessing the impact SAB 101 will have on the Company's results of operations.

I. INVENTORIES

Domestic inventories, which represent approximately 81% of total consolidated inventory, are determined on the last-in, first-out (LIFO) basis and foreign inventories are determined on the first-in, first-out (FIFO) basis. Where necessary, reserves are provided to value inventory at the lower of cost or market.

Inventories are summarized as follows:
                                             June 30, 2000    December 31, 1999
                                             -------------    -----------------
     Raw materials and work in process          $  7,735           $ 5,527
     Finished goods                               37,276            37,290
     LIFO reserve                                 (1,114)            3,107
                                                --------           -------
                                                $ 43,897           $45,924
                                                ========           =======

J. INCOME TAXES

On March 14, 2000, A.B.Dick Company ("A.B.Dick"), a wholly-owned subsidiary of the Company, elected C Corporation status for United States income tax purposes effective January 1, 2000. Accordingly, as of January 1, 2000, A.B.Dick recognized its existing deferred income taxes. On July 14, 2000, the Company elected C Corporation status for United States income tax purposes effective May 12, 2000. Accordingly, as of May 12, 2000, the Company recognized its existing deferred income taxes. Prior to these elections, the Company and its wholly-owned subsidiaries were treated as Subchapter S Corporations for United States income tax purposes. For 1999, the Company's United States operations were not subject to income taxes as separate entities and the Company's United States income is included in the income tax returns of the Stockholder. Under the terms of the Tax Payment Agreement with the Stockholder, the Company makes distributions to the stockholder for payment of income taxes as required. The foreign subsidiaries of A.B.Dick are subject to foreign income taxes. For the three months ended June 30, 2000 and 1999, the Company had foreign income tax expense of $94 and $81 from continuing operations, respectively. For the six months ended June 30, 2000 and 1999, the Company had foreign income tax expense of $100 and $52 from continuing operations, respectively.

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

Significant components of the Company's deferred income tax assets and liabilities at June 30, 2000, are as follows:

     Deferred income tax assets:
              Accrued liabilities                             $   7,473
              Capitalized research and development                1,235
              Property, plant and equipment                         851
              Allowance for doubtful accounts                       263
              AMT credit carryforward                             1,800
              Net operating loss carryforward                    85,722
              Other                                               3,315
              Restructuring and integration reserves              1,541
                                                              ---------
                                                                102,200
              Valuation allowance                               (96,513)
                                                              ---------
     Total deferred income tax assets                             5,687

     Deferred income tax liabilities:
              Inventory                                          (5,292)
              Other                                                (395)
                                                              ---------
     Total deferred income tax liabilities                       (5,687)
                                                              ---------
     Net deferred income taxes                                $   --
                                                              =========



K.  STOCKHOLDER'S EQUITY

On May 26, 2000, the Board of Directors approved an amendment to the articles of incorporation that authorized the issuance of 5,000,000 shares of $0.01 par value common stock and also authorized the exchange of all outstanding shares of Class A and Class B no par value common stock for the $0.01 par value common stock.

The Company issued 210,000 shares of its common stock to an officer of its wholly-owned subsidiary, A.B. Dick, in exchange for a non-interest bearing note secured by the underlying shares. The outstanding principal balance on this note amounted to $100,000 at June 30, 2000 and is classified as a reduction of shareholder's equity (deficit).

L. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The Company's domestic subsidiaries excluding the Multigraphics LLC, all of which are directly or indirectly wholly owned, are the only guarantors of Senior Notes. The guarantees are full, unconditional and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors.

The Company's foreign subsidiaries and Multigraphics LLC are not guarantors of the Senior Notes. Summarized consolidating balance sheets as of June 30, 2000 and December 31, 1999 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                              Combined     Combined
                                                  The        Guarantor   Non-Guarantor
                                                Company     Subsidiaries  Subsidiaries   Eliminations    Total
                                                -------     ------------ --------------  ------------    -----
BALANCE SHEET DATA
(JUNE 30, 2000):
Current assets:
  Cash and cash equivalents                     $  6,968      $ 55,268      $ 1,496      $      --     $ 63,732
  Accounts receivable, net                        39,412        29,469        7,338        (39,412)      36,807
  Inventories                                         --        35,450        9,136           (689)      43,897
  Other                                              188         3,559        2,194             --        5,941
                                                --------      --------      ---------      ---------    -------
Total current assets                              46,568       123,746       20,164        (40,101)     150,377

Property, plant and equipment, net                    --        10,718        1,105             --       11,823
Goodwill, net                                         --        32,080           --             --       32,080
Investment in subsidiaries                        58,265        11,867           --        (70,132)          --
Other assets                                       3,920           757           --             --        4,677
                                                --------      --------      -------      ---------     --------
                                                $108,753      $179,168      $21,269      $(110,233)    $198,957
                                                ========      ========      =======      =========     ========

Current liabilities:
  Revolving credit facility                     $ 25,856      $     --      $    --      $      --     $ 25,856
  Accounts payable                                    --        20,026        2,195             --       22,221
  Accrued expenses                                 3,132        17,696        5,069             --       25,897
  Deferred service revenue                            --        12,682        1,222             --       13,904
  Due to GEC                                          --           817           --             --          817
  Current portion of long-term debt
     and capital lease obligations                    --         1,678          817             --        2,495
Intercompany                                          --        44,077       (4,665)       (39,412)          --
                                                --------      --------      -------      ---------     --------
Total current liabilities                         28,988        96,976        4,638        (39,412)      91,190

Senior Notes                                     115,000            --           --             --      115,000
Other long-term debt and capital lease
   obligations, less current portion                  --           756          489             --        1,245
Retirement obligations                                --         3,884        4,275             --        8,159
Other long-term liabilities                           --         4,915        2,619             --        7,534
Stockholder's equity (deficit)                   (35,235)       72,637        9,248        (70,821)     (24,171)
                                                --------      --------      -------      ---------     --------

                                                $108,753      $179,168      $21,269      $(110,233)    $198,957
                                                ========      ========      =======      =========     ========




L. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - CONTINUED

                                                             Combined     Combined
                                                  The       Guarantor   Non-Guarantor
                                                Company    Subsidiaries  Subsidiaries  Eliminations    Total
                                                -------    ------------ -------------- ------------    -----
BALANCE SHEET DATA
(DECEMBER 31, 1999):
Current assets:
  Cash and cash equivalents                     $  7,760     $  5,396      $ 2,185     $      --    $ 15,341
  Short-term investments                           3,610           --           --            --       3,610
  Accounts receivable, net                        31,254       26,155        9,788       (31,254)     35,943
  Inventories                                         --       35,880       10,238          (194)     45,924
  Other                                              398          889          636            --       1,923
                                                --------     --------      -------     ---------    --------
Total current assets                              43,022       68,320       22,847       (31,448)    102,741

Property, plant and equipment, net                     5       19,040        1,318            --      20,363
Goodwill, net                                         --       30,637           55            --      30,692
Investment in subsidiaries                        58,488       15,028           --       (73,516)         --
Other assets                                       6,839           17            4            --       6,860
                                                --------     --------      -------     ---------    --------
                                                $108,354     $133,042      $24,224     $(104,964)   $160,656
                                                ========     ========      =======     =========    ========

Current liabilities:
  Revolving credit facility                     $ 10,219     $     --      $    --     $      --    $ 10,219
  Accounts payable                                    --       16,167        2,646            --      18,813
  Accrued expenses                                 3,324       13,968        3,443            --      20,735
  Deferred service revenue                            --        4,942        1,095            --       6,037
  Due to GEC                                          --          852           --            --         852
  Current portion of long-term debt
     and capital lease obligations                    --        1,448           50            --       1,498
  Intercompany                                        --       27,123        5,163       (32,286)         --
                                                --------     --------      -------     ---------    --------
Total current liabilities                         13,543       64,500       12,397       (32,286)     58,154

Senior notes                                     115,000           --           --            --     115,000
Other long-term debt and capital lease
   obligations, less current portion                  --        1,717          132            --       1,849
Retirement obligations                                --        3,539            7            --       3,546
Other long-term liabilities                           --        2,296           --            --       2,296
Stockholder's equity (deficit)                   (20,189)      60,990       11,688       (72,678)    (20,189)
                                                --------     --------      -------     ---------    --------

                                                $108,354     $133,042      $24,224     $(104,964)   $160,656
                                                ========     ========      =======     =========    ========


Summarized consolidating statements of income for the three months ended June 30, 2000 and 1999, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                          Combined      Combined
                                               The        Guarantor   Non-Guarantor
                                             Company     Subsidiaries  Subsidiaries  Eliminations   Total
                                             -------     ------------ -------------- ------------   -----

INCOME STATEMENT DATA:
(THREE MONTHS ENDED JUNE 30, 2000):
Net revenue                                  $    --        $53,806       $8,742       $ (788)     $61,760
Cost of revenue                                   --         39,677        6,445         (788)      45,334
                                             -------        -------       ------       ------      -------
Gross profit                                      --         14,129        2,297           --       16,426
Total operating expenses                       1,007         13,867        2,899           23       17,796
                                             -------        -------       ------       ------      -------
Operating income (loss)                       (1,007)           262         (602)         (23)      (1,370)
Interest income (expense), net                (2,768)          (878)          15           --       (3,631)
Other income (expense)                        (3,375)            26           (2)       3,486          135
                                             -------        -------       ------       ------      -------

Income (loss) from continuing
   operations before income taxes             (7,150)          (590)        (589)       3,463       (4,866)
Income tax expense                                --             15           79           --           94
                                             -------        -------       ------       ------      -------
Income (loss) from continuing
   operations                                 (7,150)          (605)        (668)       3,463       (4,960)

Discontinued operations:
   Income (loss) from discontinued
      operations, net of tax                      --            242         (216)          23           49
   Gain on disposal of
      discontinued operations                     --         10,260           --           --       10,260
                                             -------        -------       ------       ------      -------
                                                  --         10,502         (216)          --       10,309

Net income (loss)                            $(7,150)       $ 9,897       $ (884)      $3,486      $ 5,349
                                             =======        =======       ======       ======      =======



                                                          Combined      Combined
                                               The        Guarantor   Non-Guarantor
                                             Company     Subsidiaries  Subsidiaries  Eliminations   Total
                                             -------     ------------ -------------- ------------   -----
INCOME STATEMENT DATA:
(THREE MONTHS ENDED JUNE 30, 1999):
Net revenue                                  $    --        $34,143      $11,192      $(1,025)    $44,310
Cost of revenue                                   --         25,528        8,069       (1,025)     32,572
                                             -------        -------      -------      -------     -------
Gross profit                                      --          8,615        3,123           --      11,738
Total operating expenses                         139          8,677        3,062          115      11,993
                                             -------        -------      -------      -------     -------
Operating income (loss)                         (139)           (62)          61         (115)       (255)
Interest income (expense), net                (2,471)          (375)          13           --      (2,833)
Other income (expense)                            --            (65)         (11)          --         (76)
                                             -------        -------      -------      -------     -------

Income (loss) from continuing
   operations before income taxes             (2,610)          (502)          63         (115)     (3,164)
Income tax expense                                --              5           76           --          81
                                             -------        -------      -------      -------     -------
Loss from continuing operations               (2,610)          (507)         (13)        (115)     (3,245)

Discontinued operations:
   Income from discontinued
      operations, net of tax                      --          1,077           16          131       1,224
                                             -------        -------      -------      -------     -------

Net income (loss)                            $(2,610)       $   570      $     3      $    16     $(2,021)
                                             =======        =======      =======      =======     =======

Summarized consolidating statements of income for the six months ended June 30, 2000 and 1999, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                         Combined       Combined
                                              The        Guarantor    Non-Guarantor
                                            Company     Subsidiaries  Subsidiaries   Eliminations        Total
                                            -------     ------------  -------------  ------------       -------
INCOME STATEMENT DATA:
(SIX MONTHS ENDED JUNE 30, 2000):
Net revenue                                $     --      $ 99,883        $ 20,838      $ (1,801)      $ 118,920
Cost of revenue                                  --        74,356          15,894        (1,801)         88,449
                                           --------      --------        --------      --------       ---------
Gross profit                                     --        25,527           4,944            --          30,471
Total operating expenses                      1,699        26,166           5,871           123          33,859
                                           --------      --------        --------      --------       ---------
Operating loss                               (1,699)         (639)           (927)         (123)         (3,388)
Interest income (expense), net               (5,497)       (1,673)             24            --          (7,146)
Other income (expense)                       (3,294)          (47)           (150)        3,486              (5)
                                           --------      --------        --------      --------       ---------

Income (loss) from continuing
  operations before income taxes            (10,490)       (2,359)         (1,053)        3,363         (10,539)
Income tax expense                               --            22              78            --             100
                                           --------      --------        --------      --------       ---------
Income (loss) from continuing
  operations                                (10,490)       (2,381)         (1,131)        3,363         (10,639)

Discontinued operations:
  Income (loss) from discontinued
    operations, net of tax                       --         1,187            (356)          123             954
  Gain on disposal of discontinued
    operations                                   --        10,260              --            --          10,260
                                           --------      --------        --------      --------       ---------
                                                 --        11,447            (356)          123          11,214

Net income (loss)                          $(10,490)     $  9,066        $ (1,487)     $  3,486       $     575
                                           ========      ========        ========      ========       =========





                                                         Combined       Combined
                                              The        Guarantor    Non-Guarantor
                                            Company     Subsidiaries  Subsidiaries   Eliminations        Total
                                            -------     ------------  -------------  ------------       -------
INCOME STATEMENT DATA:
(SIX MONTHS ENDED JUNE 30, 1999):
Net revenue                                 $    --       $67,119         $22,202       $(2,067)        $87,254
Cost of revenue                                  --        49,968          16,113        (2,067)         64,014
                                            -------       -------         -------       -------         -------
Gross profit                                     --        17,151           6,089            --          23,240
Total operating expenses                        289        18,317           6,391           189          25,186
                                            -------       -------         -------       -------         -------
Operating (loss)                               (289)       (1,166)           (302)         (189)         (1,946)
Interest income (expense)                    (4,930)         (739)             28            --          (5,641)
Other income (expense)                           --           (70)             16            --             (54)
                                            -------       -------         -------       -------         -------
Loss from continuing operations
   before income taxes                       (5,219)       (1,975)           (258)         (189)         (7,641)
Income tax expense                               --            23              29            --              52
                                            -------       -------         -------       -------         -------
Loss from continuing operations              (5,219)       (1,998)           (287)         (189)         (7,693)

Discontinued operations:
  Income (loss) from discontinued
    operations, net of tax                       --         2,046             (43)          214           2,217
                                            -------       -------         -------       -------         -------

Net income (loss)                           $(5,219)      $    48         $  (330)      $    25         $(5,476)
                                            =======       =======         =======       =======         =======


Summarized consolidating statements of cash flows for the six months ended
June 30, 2000 and 1999, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                                     Combined     Combined
                                                         The         Guarantor  Non-Guarantor
                                                       Company     Subsidiaries  Subsidiaries  Eliminations     Total
                                                       -------     ------------ -------------- ------------     -----
CASH FLOW DATA:
(SIX MONTHS ENDED JUNE 30, 2000):
Net cash provided by (used in) operating activities   $ (7,492)      $(6,452)     $(1,924)       $ 3,486      $(12,382)

Investing activities:
   Acquisition of business, net of cash acquired       (12,472)           --           --            486       (11,986)
   Purchases of property, plant and equipment, net          --        (1,002)        (350)            --        (1,352)
   Proceeds from sale of business                           --        60,492           --             --        60,492
   Decrease in short-term investments                    3,610            --           --             --         3,610
                                                      --------       -------      -------        -------      --------
Net cash provided by (used in) investing activities     (8,862)       59,490         (350)           486        50,764

Financing activities:
   Borrowings on revolving credit facility              15,637            --           --             --        15,637
   Decrease in amounts due to GEC                           --           (35)          --             --           (35)
   Proceeds from long-term borrowings                       --            27           40             --            67
   Principal payments on long-term borrowings               --          (950)         (34)            --          (984)
   Intercompany                                            (75)        2,263        1,784         (3,972)           --
   Dividends received/(paid)                             4,500        (4,500)          --             --            --
   Distribution for taxes                               (4,500)           --           --             --        (4,500)
                                                      --------       -------      -------        -------      --------
Net cash provided by financing activities               15,562        (3,195)       1,790         (3,972)       10,185
Effect of exchange rate changes on cash                     --            29         (205)            --          (176)
                                                      --------       -------      -------        -------      --------
Increase (decrease) in cash and cash equivalents          (792)       49,872         (689)            --        48,391

Cash and cash equivalents at beginning of period         7,760         5,396        2,185             --        15,341
                                                      --------       -------      -------        -------      --------
Cash and cash equivalents at end of period            $  6,968       $55,268      $ 1,496        $    --      $ 63,732
                                                      ========       =======      =======        =======      ========



                                                                  Combined      Combined
                                                        The      Guarantor    Non-Guarantor
                                                      Company   Subsidiaries   Subsidiaries  Eliminations  Total
                                                      -------   ------------  -------------  ------------  -----
CASH FLOW DATA:
(SIX MONTHS ENDED JUNE 30, 1999):
Net cash used in operating activities                 $(4,903)     $  (834)     $  (125)       $ --      $(5,862)

Investing activities:
   Purchases of property, plant, and equipment, net        --       (2,631)        (403)         --       (3,034)
   Payment of acquisition liabilities                      --           --           --          --           --
   Decrease in short-term investments                   5,312           --           --          --        5,312
                                                      -------      -------      -------        ----      -------
Net cash provided by (used in)
   investing activities                                 5,312       (2,631)        (403)         --        2,278

Financing activities:
   Borrowings on revolving credit facility              4,832           --           --          --        4,832
   Decrease in amounts due to GEC                          --         (860)          --          --         (860)
   Proceeds from long-term borrowings                      --          588          220          --          808
   Principal payments on long-term borrowings              --       (1,305)         (17)         --       (1,322)
   Intercompany                                        (5,178)       5,772         (594)         --           --
                                                      -------      -------      -------        ----      -------
Net cash provided by (used in)
    financing activities                                 (346)       4,195         (391)         --        3,458

Effect of exchange rate changes on cash                    --         (189)         (72)         --         (261)
                                                      -------      -------      -------        ----      -------

Increase (decrease) in cash and
   cash equivalents                                        63          541         (991)         --         (387)

Cash and cash equivalents at beginning
   of period                                               28        4,174        3,260          --        7,462
                                                      -------      -------      -------        ----      -------

Cash and cash equivalents at end of period            $    91      $ 4,715      $ 2,269        $ --      $ 7,075
                                                      =======      =======      =======        ====      =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For further information, refer to the consolidated financial statements and footnotes of Paragon Corporate Holdings Inc. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

GENERAL

The Company, through its wholly-owned subsidiaries, is engaged in the manufacture and distribution of printing equipment and supplies. On May 10, 2000, the Company sold substantially all of the assets and liabilities of its Curtis Industries Inc. subsidiary previously reported as the automotive and industrial supplies segment. As a result of the sale, the Company received net proceeds of $60.5 million and realized a gain of $10.3 million. The results of operations for Curtis have been reported as a discontinued operation. The following discussion and analysis of operating results excludes the results of Curtis. The Company's printing equipment and supplies business is a leading manufacturer, marketer, and distributor of printing products for the global quick print, small commercial, and in-plant printing markets.

On January 27, 2000, the Company acquired all of the outstanding common stock of Multigraphics, Inc. ("Multigraphics"). The acquisition has been accounted for as a purchase and, accordingly, the consolidated financial statements include the results of Multigraphics' operations since the date of acquisition. As of March 31, 2000, the Company combined the operations of Multigraphics and A.B.Dick.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999:

NET REVENUE

For the three months ended June 30, 2000, net revenue increased $17.5 million or 39.5% to $61.8 from $44.3 million for the quarter ended June 30, 1999. The increase was principally attributable to the inclusion of the results of operations of Multigraphics since the date of acquisition. Excluding Multigraphics, net revenue decreased by $5.9 million or 13.3%. Printing equipment sales increased $1.5 million or 8.8% over the prior year to $18.4 million. The Multigraphics acquisition accounted for $4.5 million of the increase, and this was partially offset by sales declines in Asia, Latin America, and certain European markets due to weaker demand levels. Printing supplies sales increased $7.6 million or 42.6% from the prior year to $25.3 million. The increase was attributable to the inclusion of Multigraphics sales of $9.7 million, offset by weakness in certain international markets, a decline in the supply stream of previously discontinued domestic equipment, and lower optical equipment supplies sales. The decrease in supply sales on discontinued products was partially offset by increases in sales of digital equipment supplies. Repair parts and service revenues increased $8.4 million or 86.5% to $18.1 million, $9.1 million relating to the inclusion of Multigraphics, and a decrease of $0.7 million due to the ongoing impact of the discontinuance of A.B.Dick's line of distributed copier equipment and digital duplicators.


GROSS PROFIT

Gross profit increased $4.7 million or 40.1% to $16.4 million for the quarter ended June 30, 2000, from $11.7 million for the quarter ended June 30, 1999. Gross profit as a percentage of sales was 26.6% during the second quarter of 2000 compared to 26.5% for the same period last year. Excluding the impact of the Multigraphics acquisition, gross profit and gross profit percentage in the current year were $10.5 million and 27.4%, respectively. The increase in gross profit percentage is primarily attributable to higher fixed cost absorption in 2000 on manufactured equipment due to increased volume.

COSTS AND EXPENSES

Costs and expenses increased by $5.8 million to $17.8 million for the quarter ended June 30, 2000 from $12.0 million for the quarter ended June 30, 1999. The acquisition of Multigraphics accounted for $4.6 million of the increase. Costs and expenses for 2000 include $0.6 million in charges for relocation and severance costs for A.B.Dick following the acquisition of Multigraphics. Excluding Multigraphics and relocation and severance costs, costs and expenses in 2000 compared to 1999 increased by $0.6 million due to higher corporate and depreciation and amortization expenses, offset by reductions in sales and marketing expenses.

OPERATING LOSS

The operating loss increased to ($1.4) million for the quarter ended June 30, 2000 from ($0.3) million for the quarter ended June 30, 1999. The increase in operating loss from 1999 resulted primarily from lower revenues and gross profits for A.B.Dick, along with non-recurring restructuring costs associated with the integration of Multigraphics.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999:

NET REVENUE

For the six months ended June 30, 2000, net revenue increased $31.6 million or 36.3% to $118.9 from $87.3 million for the six months ended June 30, 1999. The increase was principally attributable to the inclusion of the results of operations of Multigraphics since the date of acquisition. Excluding Multigraphics, net revenue decreased by $7.5 million or 8.5%. Printing equipment sales increased $3.4 million or 10.6% over the prior year to $35.6 million. The Multigraphics acquisition accounted for $6.6 million of the increase, and this was partially offset by sales declines in Asia, Latin America, and certain European markets due to weaker demand levels. Printing supplies sales increased $13.9 million or 39.1% from the prior year to $49.4 million. The increase was attributable to the inclusion of Multigraphics sales of $17.2 million, offset by weakness in certain international markets, a decline in the supply stream of previously discontinued domestic equipment, and lower optical equipment supplies sales. The decrease in supply sales on discontinued products was partially offset by increases in sales of digital equipment supplies. Repair parts and service revenues increased $14.3 million or 72.9% to $33.9 million, $15.4 million relating to Multigraphics, and a decrease of $1.1 million due to the ongoing impact of discontinuance of A.B.Dick's line of distributed copier equipment and digital duplicators.

GROSS PROFIT

Gross profit increased $7.3 million or 31.4% to $30.5 million for the six months ended June 30, 2000, from $23.2 million for the six months ended June 30, 1999. Gross profit as a percentage of sales was 25.6% during the first six months of 2000 compared to 26.6% for the same period last year. Excluding the impact of the Multigraphics acquisition, gross profit and gross profit percentage in the current year were $20.7 million and 26.0%, respectively. The decrease in gross profit percentage is attributable primarily to increased freight costs, an increase in inventory valuation allowances on discontinued products, and lower service margins due to decreased installations and service contracts on previously discontinued equipment.

COSTS AND EXPENSES

Costs and expenses increased by $8.7 million to $33.9 million for the six months ended June 30, 2000 from $25.2 million for the six months ended June 30, 1999. The acquisition of Multigraphics accounted for $8.1 million of the increase. Costs and expenses for 2000 include $1.1 million in charges for relocation and severance costs for A.B.Dick following the acquisition of Multigraphics. For the first six months of 1999, relocation and severance costs for A.B.Dick were $0.8 million. Excluding Multigraphics and relocation and severance costs, costs and expenses in 2000 compared to 1999 increased by $0.2 million due to higher corporate and depreciation and amortization expenses, offset by reductions in sales and marketing expense.

OPERATING LOSS

The operating loss increased $1.4 million to ($3.4) million for the six months ended June 30, 2000 from ($2.0) million for the six months ended June 30, 1999. The increase in operating loss from 1999 resulted primarily from lower revenues and gross profits for A.B.Dick and higher corporate expenses, offset by lower A.B.Dick operating expenses.

RESTRUCTURING CHARGE

In connection with the acquisition of Multigraphics, the Company is in the process of integrating the Multigraphics operations into its A.B.Dick business. As part of this integration, the Company anticipates that it will incur restructuring costs of approximately $2.0 million comprised primarily of relocation and severance costs that will be expensed during 2000. Severance and other costs pertaining to Multigraphics that qualify under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, are included in the purchase price allocation.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Canada, the United Kingdom, the Netherlands, and Belgium. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls, and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Japanese yen, the Canadian dollar, the British pound sterling, the Dutch guilder, and the Belgian franc. The fluctuation of the U.S. dollar versus other currencies resulted in decreases to stockholder's equity of approximately $0.3 million and $0.3 million for the six months ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $12.4 million and $5.9 million for the six months ended June 30, 2000 and 1999, respectively. Net cash used in operating activities in 2000 was principally the result of operating losses for A.B.Dick, interest costs resulting from the issuance of $115.0 million of senior notes on April 1, 1998, and an increase in inventories of $3.0 million. Net cash used in operating activities in 1999 was also primarily attributable to operating losses for A.B.Dick and interest on the senior notes mentioned above.

The net cash provided by investing activities was $50.8 million and $2.3 million for the six months ended June 30, 2000 and 1999, respectively. The 2000 amount reflects the cash cost of the Multigraphics acquisition of $12.0 million and the proceeds from the sale of the net assets of Curtis Industries of $60.5 million. For 1999, net cash used in investing activities includes the liquidation of short-term investments of $5.3 million used primarily to fund property, plant, and equipment purchases of $3.0 million.

Net cash provided by financing activities was $10.2 million and $3.5 million for the six months ended June 30, 2000 and 1999, respectively. The net cash provided by financing activities in 2000 was primarily the result of net borrowings under the Company's revolving credit facility of $15.6 million, of which $12.0 million was used to fund the Multigraphics acquisition and the remainder was used to fund operations. The net cash provided by financing activities in 1999 was primarily the result of borrowings under the Company's revolving credit facility of $4.8 million.

The Company's primary capital requirements (excluding acquisitions) consist of working capital, capital expenditures and debt service. The Company expects current financial resources and funds from operations to be adequate to meet current cash requirements. At June 30, 2000, the Company had cash and cash equivalents of $63.7 million and unused credit facilities of $1.6 million available for its use. On May 10, 2000, the Company amended its revolving credit agreement, decreasing its credit line under the agreement to $32.0 million from $37.0 million, reflecting a lower borrowing base as a result of the sale of Curtis Industries mentioned above. At June 30, 2000 the Company was in violation of certain financial covenants under the terms of the revolving credit agreement. The Company received waivers of these covenant violations through September 30, 2000.

CAUTIONARY STATEMENT FOR SAFE HARBOR PURPOSES

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon future plans, objectives, or performance as opposed to historical items and include statements of anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward-looking statements include, without limitation, statements regarding the future prospects of the business. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements.

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

The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying amount of the revolving credit facility approximates fair value. The carrying amount of the senior notes exceeds its fair value at June 30, 2000 by $66,700. The fair value has been determined using the market price of the related securities at June 30, 2000.

                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Index of Exhibits

            (b)  Exhibit 27 - Financial Data Schedule

            (c)  Reports on Form 8-K filed in the second quarter of 2000

                    Form 8-K Current Report dated May 24, 2000, regarding the disposition of Curtis Industries.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    PARAGON CORPORATE HOLDINGS INC.

                    By: /s/ Frank D. Zaffino
                        --------------------
                        FRANK D. ZAFFINO
                        President and Chief Executive Officer and Director (As duly authorized representative and Principal Executive Officer)


                    PARAGON CORPORATE HOLDINGS INC.

                    By: /s/ Gregory T. Knipp
                        --------------------
                        GREGORY T. KNIPP
                        Acting Chief Financial Officer (As duly authorized representative and as Principal Financial and Accounting Officer)


                    A.B.DICK COMPANY

                    By: /s/ Gregory T. Knipp
                        --------------------
                        GREGORY T. KNIPP
                        Chief Financial Officer (As duly authorized
                        representative and as Principal Financial and Accounting Officer)


                    C I, INC. F/K/A CURTIS INDUSTRIES, INC.

                    By: /s/ Gregory T. Knipp
                        --------------------
                        GREGORY T. KNIPP
                        Acting Chief Financial Officer (As duly authorized representative and as Principal Financial and Accounting Officer)



                    ITEK GRAPHIX CORP.

                    By: /s/ Frank D. Zaffino
                        --------------------
                        FRANK D. ZAFFINO
                        President and Chief Executive Officer (As duly authorized Officer)




Date:  August 14, 2000

                         PARAGON CORPORATE HOLDINGS INC.
                                INDEX OF EXHIBITS

  Exhibit
  Number  Description of Exhibit
  ------  ----------------------
     3.1  (a)      Certificate of Incorporation of Paragon Corporate Holdings Inc., as currently in effect.                   *
          (b)      Certificate  of  Amendment  to  Certificate  of  Incorporation  of  Paragon  Corporate  Holdings  Inc.,
                   as currently in effect, dated May 26, 2000.
     3.2  By-Laws of Paragon Corporate Holdings Inc. as currently in effect                                                   *
     3.3  Certificate of Incorporation of A.B.Dick Company, as currently in effect                                            *
     3.4  By-Laws of A.B.Dick Company, as currently in effect.                                                                *
     3.5  (a)      Certificate of Incorporation of Curtis Industries, Inc. as currently in effect.                            *
          (b)      Certificate of Amendment to Certificate of  Incorporation of Curtis  Industries, Inc., as currently in effect.
     3.6  By-Laws of Curtis Industries, Inc. as currently in effect.                                                          *
     3.7  Certificate of Incorporation of Itek Graphix Corp. , as currently in effect.                                        *
     3.8  By-Laws of Itek Graphix Corp., as currently in effect.                                                              *
     3.9  Certificate of Incorporation of Curtis Sub, Inc., as currently in effect.                                           *
    3.10  By-Laws of Curtis Sub, Inc., as currently in effect.                                                                *
     4.1  Indenture,  dated as of  April 1,  1998,  among  Paragon  Corporate  Holdings  Inc.,  A.B.Dick  Company,  Curtis    *
          Industries,  Inc., Itek Graphix Corp.,  Curtis Sub, Inc and Norwest Bank  Minnesota,  National  Association,  as
          Trustee (containing, as exhibits, specimens of the Series A Notes and the Series B Notes).
     4.4  (a)    Credit  and  Security  Agreement,  dated as of April 1, 1998  amended by  Amendment  I,  between  Paragon    *
                 Corporate Holdings Inc. and Key Corporate Capital Inc.
          (b)    Amendment I, dated as of March 17, 1999, to the Credit and Security Agreement,  dated as of April 1, 1998    *
                 between Paragon Corporate Holdings Inc. and Key Corporate Capital Inc.
          (c)    Waiver and  Amendment  to the Credit and  Security  Agreement,  dated  March 29,  2000,  between  Paragon   **
                 Corporate Holdings Inc. and Key Corporate Capital, Inc.
          (d)    Amendment  No. 2 to Credit and  Security  Agreement  dated  March 31,  2000,  between  Paragon  Corporate
                 Holdings Inc. and Key Corporate Capital, Inc.
          (e)    Amendment No. 3 to Credit and Security  Agreement dated May 10, 2000,  between Paragon Corporate Holdings
                 Inc. and Key Corporate Capital, Inc.
    10.1  Agreement  and Plan of Merger,  dated as of November 6, 1997,  among Paragon  Corporate  Holdings  Inc.,  Curtis    *
          Industries, Inc. and Curtis Acquisition Group.
    10.2  Stock  Purchase  Agreement,  dated as of December 19, 1996,  between  Paragon  Corporate  Holdings  Inc. and GEC    *
          Incorporated.
    10.3  Management Agreement, dated as of April 1, 1998, between Paragon Corporate Holdings Inc. and NESCO, Inc.            *
    10.4  Tax Payment  Agreement,  dated as of April 1, 1998, among Paragon  Corporate  Holdings Inc.,  A.B.Dick  Company,    *
          Curtis Industries, Inc., Itek Graphix Corp., Curtis Sub, Inc. and NES Group, Inc.
    10.5  Agreement dated November 10, 1995 between A.B.Dick Company and Gerald J McConnell.                                  *
    10.6  Severance and  Non-Competition  Agreement dated February 28, 1996 between Curtis  Industries,  Inc. and A. Keith    *
          Drewett.
    10.7  Agreement dated July 2, 1998 among Curtis Industries, Inc., Paragon Holdings Inc. and A. Keith Drewett.            ***
    10.8  Agreement  and plan of merger,  dated  September  29, 1999  between  Multi  Acquisition  Corp.,  a  wholly-owned  ****
          subsidiary of Paragon Corporate Holdings Inc., and Multigraphics, Inc.
    10.9  Form 8-K Current Report dated May 24, 2000, regarding the disposition of Curtis Industries Inc.
    27.1  Financial Data Schedule
    27.2  Restated Financial Data Schedule for the Six Months Ended June 30, 1999
    27.3  Restated Financial Data Schedule for the Nine Months Ended September 30, 1999

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
