Form 10-Q
period 2000-09-30
PARAGON CORPORATE HOLDINGS INC; DICK A B CO; CURTIS INDUSTRIES INC/NEW/; ITEK GRAPHIX CORP; CURTIS SUB INC
filed 2000-11-14
CIK 1060513, 28761, 868415, 1060514, 1060515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                    ---------

 Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                For the Quarterly Period Ended September 30, 2000

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

As of October 31, 2000, there were 4,200,000 shares of the registrant's common stock outstanding.




                                       I

                                      INDEX

                         PARAGON CORPORATE HOLDINGS INC.

                                                                          Page
                                                                         Number
                                                                        --------

                          PART I FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)                                 1

          Condensed Consolidated Balance Sheets                            2
          September 30, 2000 and December 31, 1999

          Condensed Consolidated Statements of Operations                  3
          Three and Nine Months ended September 30, 2000 and 1999

          Condensed Consolidated Statements of Cash Flows                  4
          Nine Months ended September 30, 2000 and 1999

          Notes to Condensed Consolidated Financial Statements             5

Item 2    Management's Discussion and Analysis of Financial               15
          Condition and Results of Operations

Item 3    Quantitative and Qualitative Disclosures About Market Risk      18


                            PART II OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                20

          Signatures                                                      21





                                       II

                          Part I. Financial Information

                    Item 1. Financial Statements (Unaudited)

                         Paragon Corporate Holdings Inc.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                          (Unaudited)          (Audited)
                                                      September 30, 2000  December 31, 1999
                                                      ------------------  -----------------

Assets:
Current assets:
   Cash and cash equivalents                               $  56,305         $  15,341
   Short-term investments                                          -             3,610
   Accounts receivable, net                                   36,001            35,943
   Inventories                                                46,472            45,924
   Other current assets                                        7,174             1,923
                                                           ---------         ---------
      Total current assets                                   145,952           102,741

Property, plant and equipment, net                            12,248            20,363
Goodwill, net                                                 31,810            30,692
Other assets                                                   4,129             6,860
                                                           ---------         ---------
                                                           $ 194,139         $ 160,656
                                                           =========         =========


Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
   Revolving credit facility                               $  20,000         $  10,219
   Accounts payable                                           23,760            18,813
   Accrued compensation                                        5,007             6,034
   Accrued interest                                            5,534             2,767
   Accrued other                                              13,878            11,934
   Deferred service revenue                                   17,235             6,037
   Due to GEC                                                    817               852
   Current portion of long-term debt
    and capital lease obligations                              1,917             1,498
                                                           ---------         ---------
      Total current liabilities                               88,148            58,154

Senior notes                                                 115,000           115,000
Other long-term debt and capital lease
   obligations, less current portion                           2,167             1,849
Retirement obligations                                         8,243             3,546
Other long-term liabilities                                    8,860             2,296

Stockholders' equity (deficit): As of September 30,
2000 -- common stock, $0.01 par value, Authorized
   5,000,000 shares; issued and outstanding
   4,200,000 shares; As of December 31, 1999 --
   common stock, no par value, Authorized 2,000
   shares of Class A (voting) and 28,000 shares of
   Class B (non-voting); issued and outstanding
   1,000 shares of Class A and 19,000 shares of
   Class B, at stated value                                       42                 1
   Paid-in capital                                               106                47
   Shareholder note                                             (100)                -
   Retained earnings (deficit)                               (27,526)          (19,506)
   Accumulated other comprehensive loss                         (801)             (731)
                                                           ---------         ---------
      Total stockholders' equity (deficit)                   (28,279)          (20,189)
                                                           ---------         ---------

                                                           $ 194,139         $ 160,656
                                                           =========         =========

See notes to condensed consolidated financial statements.

                         Paragon Corporate Holdings Inc.
                 Condensed Consolidated Statements of Operations
                                 (In Thousands)

                                                                    (Unaudited)                            (Unaudited)
                                                                 Three Months Ended                     Nine Months Ended
                                                        -------------------------------------  ----------------------------------
                                                           September 30,     September 30,     September 30,      September 30,
                                                                2000             1999              2000              1999
                                                        -----------------    ----------------  --------------    ----------------

Net revenue                                                  $  55,694         $  38,064         $ 174,614         $ 125,318
Cost of revenue                                                 41,387            27,769           129,836            91,783
                                                             ---------         ---------         ---------         ---------


Gross profit                                                    14,307            10,295            44,778            33,535

COSTS AND EXPENSES:
Sales and marketing expenses                                     7,105             6,094            20,733            18,857
General and administrative expenses                              5,607             4,131            20,338            12,803
Research and development                                           717               808             2,342             2,559
Depreciation and amortization                                    1,495               867             4,221             1,922
Management fee                                                     (10)               68                70               260
Acquisition, relocation and severance costs                        519               880             1,588             1,633
                                                             ---------         ---------         ---------         ---------
                                                                15,433            12,848            49,292            38,034
                                                             ---------         ---------         ---------         ---------

Operating loss                                                  (1,126)           (2,553)           (4,514)           (4,499)
Interest income                                                  1,007               424             1,191               941
Interest expense                                                (3,695)           (3,066)          (11,025)           (9,224)
Other income (expense)                                             (69)               81               (74)               27
                                                             ---------         ---------         ---------         ---------
Loss from continuing operations before income taxes             (3,883)           (5,114)          (14,422)          (12,755)
Income tax expense (benefit)                                        31               (52)              131                 -

                                                             ---------         ---------         ---------         ---------
Loss from continuing operations                                 (3,914)           (5,062)          (14,553)          (12,755)


Discontinued operations (Note D):
   Income (loss) from discontinued operations, net of
        income taxes ($0, $22, $10, $29, respectively)            (181)            1,271               773             3,488
   Gain on disposal of discontinued operations                       -                 -            10,260                 -
                                                             ---------         ---------         ---------         ---------
                                                                  (181)            1,271            11,033             3,488


Net loss                                                     $  (4,095)        $  (3,791)        $  (3,520)        $  (9,267)
                                                             =========         =========         =========         =========




See notes to condensed consolidated financial statements.

                         Paragon Corporate Holdings Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                 (Unaudited)
                                                               Nine Months Ended
                                                         -----------------------------
                                                         September 30,   September 30,
                                                             2000             1999
                                                         -------------   -------------

Operating activities:
   Net loss                                                $ (3,520)        $ (9,267)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
      Gain on sale of business                              (10,260)               -
      Provision for depreciation and amortization             5,830            5,272
      Changes in operating assets and liabilities            (4,634)            (592)
                                                           --------         --------
Net cash used in operating activities                       (12,584)          (4,587)


Investing activities:
   Acquisition of business, net of cash acquired            (11,986)               -
   Purchases of property, plant and equipment, net           (2,098)          (4,563)
   Net proceeds from sale of business                        60,977                -
   Decrease in short-term investments                         3,610            3,897
                                                           --------         --------
Net cash provided by (used in) investing activities          50,503             (666)


Financing activities:
   Net borrowings on revolving credit facility                9,781            8,947
   Decrease in amounts due to GEC                               (35)            (899)
   Proceeds from long-term borrowings                            67              808
   Principal payments on long-term borrowings                (2,079)          (1,589)
   Distribution for taxes                                    (4,500)               -
                                                           --------         --------
Net cash provided by financing activities                     3,234            7,267

Effect of exchange rate changes on cash                        (189)              47
                                                           --------         --------
Increase in cash and cash equivalents                        40,964            2,061
Cash and cash equivalents at beginning of period             15,341            7,462
                                                           --------         --------

Cash and cash equivalents at end of period                 $ 56,305         $  9,523
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

B.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes of Paragon Corporate Holdings Inc. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

C.      ACQUISITION

On January 27, 2000, the Company completed the acquisition of all the outstanding common stock of Multigraphics, Inc. ("Multigraphics"), a supplier of high quality pre-press, press and post-press equipment, supplies, and technical services to the printing industry. Pursuant to the Merger Agreement, the Company paid $1.25 in cash per share, or $3.6 million, and assumed $7.4 million of outstanding debt of Multigraphics. The aggregate purchase price was $12.5 million including expenses of the transaction. In addition, the Company loaned $2.0 million to Multigraphics pursuant to a promissory note agreement executed by Multigraphics on September 29, 1999. The excess of purchase price over net assets acquired has been assigned a preliminary value of approximately $32.5 million and will be written off over thirty years. The allocation of purchase price was based on preliminary estimates, and will be revised upon final determination of the fair values of the assets acquired and liabilities assumed.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Multigraphics are included in the consolidated financial statements from the date of acquisition. The following pro forma information presents the results of operations for the nine months ended September 30, 2000 and 1999, respectively, as though the acquisition had occurred on January 1, 1999. The pro forma amounts give effect to certain adjustments, principally goodwill amortization and depreciation expense related to the write-off of redundant computer equipment, software, and leasehold improvements. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1999:

                                                        Nine Months Ended
                                                --------------------------------
                                                September 30,      September 30,
                                                     2000              1999
                                                -------------     --------------
Net revenues                                     $ 182,624         $ 206,492
Operating loss from continuing operations           (4,658)           (3,269)
Net loss                                            (3,846)           (9,395)

D.      DISCONTINUED OPERATION

On April 27, 2000, the Company entered into a definitive agreement to sell substantially all of the assets and related liabilities of its wholly-owned subsidiary, Curtis Industries, Inc. ("Curtis") which comprised entirely the Company's automotive and industrial supplies segment. The transaction closed on May 10, 2000 and the Company received net proceeds of $61.0 million and the sale resulted in a $10.3 million gain.

The disposition of Curtis represents the disposal of a segment of a business under APB Opinion No. 30. Accordingly, the consolidated statements of operations have been restated to reflect the results of Curtis as a discontinued operation. Net revenues of Curtis for the three-month period ended September 30, 1999 were $21.3 million. For the nine-month periods ended September 30, 2000 and 1999, net revenues were $27.7 million and $62.8 million, respectively.

E.      USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

F.      COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:


                                                            Three Months Ended                      Nine Months Ended
                                                   --------------------------------------    ---------------------------------
                                                       Sept. 30,            Sept. 30,          Sept. 30,         Sept. 30,
                                                         2000                 1999               2000               1999
                                                   ------------------    ----------------    --------------    ---------------
Net loss                                               $ (4,095)           $(3,791)           $ (3,520)         $  (9,267)
Foreign currency translation adjustment                     (13)               308                (254)                47
                                                   ------------------    ----------------    --------------    ---------------
Comprehensive loss                                     $ (4,108)          $ (3,483)           $ (3,774)         $  (9,220)
                                                   ==================    ================    ==============    ===============

G.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, short-term investments, trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying amount of the revolving credit facility approximates fair value. The carrying amount of the Senior Notes exceeds its fair value at September 30, 2000 by $66,700. The fair value of the Senior Notes has been determined using the market price of the related securities at September 30, 2000.

H.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended by FASB Statement 137, is required to be adopted no later than January 1, 2001. Statement 133 requires all derivatives to be recognized as either assets or liabilities in the balance sheet and be measured at fair value. The Company is currently evaluating Statement 133 and because the Company expects to have a minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a material effect on the results of operations or the financial position of the Company.

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

I.       INVENTORIES

Domestic inventories, which represent approximately 82% of total consolidated inventory, are determined on the last-in, first-out (LIFO) basis and foreign inventories are determined on the first-in, first-out (FIFO) basis. Where necessary, reserves are provided to value inventory at the lower of cost or market.

Inventories are summarized as follows:

                                                      September 30, 2000       December 31, 1999
                                                   ---------------------    ---------------------
          Raw materials and work in process               $      8,710             $      5,527
          Finished goods                                        39,278                   37,290
          LIFO reserve                                          (1,516)                   3,107
                                                   ---------------------    ---------------------
                                                          $     46,472             $     45,924
                                                   =====================    =====================

J.       INCOME TAXES

On March 14, 2000, A.B.Dick Company ("A.B.Dick"), a wholly-owned subsidiary of the Company, elected C Corporation status for United States income tax purposes effective January 1, 2000. Accordingly, as of January 1, 2000, A.B.Dick recognized its existing deferred income taxes. On July 14, 2000, the Company elected C Corporation status for United States income tax purposes effective May 12, 2000. The Company did not have any deferred income taxes. Prior to these elections, the Company and its wholly-owned subsidiary, A.B.Dick, were treated as Subchapter S Corporations for United States income tax purposes. For 1999, the Company's United States operations were not subject to income taxes as separate entities and the Company's United States income is included in the income tax returns of the Stockholder. Under the terms of the Tax Payment Agreement with the Stockholder, the Company makes distributions to the stockholder for payment of income taxes as required. The foreign subsidiaries of A.B.Dick are subject to foreign income taxes. For the three months ended September 30, 2000 and 1999, the Company had foreign income tax expense from continuing operations of $31 and benefit of $52, respectively. For the nine months ended September 30, 2000 and 1999, the Company had foreign income tax expense from continuing operations of $131 and $0, respectively.

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

Significant components of the Company's deferred income tax assets and liabilities at September 30, 2000 are as follows:


                                                              September 30
                                                                  2000
                                                               ---------
          Deferred income tax assets:
                   Accrued liabilities                         $   7,818
                   Capitalized research and development            1,198
                   Property, plant and equipment                     825
                   Allowance for doubtful accounts                   627
                   AMT credit carryforward                         1,800
                   Net operating loss carryforward                86,422
                   Other                                           2,027
                   Restructuring reserves                          1,896
                                                               ---------
                                                                 102,613
                   Valuation allowance                           (97,728)
                                                               ---------
          Total deferred income tax assets                         4,885

          Deferred income tax liabilities:
                   Inventory                                      (4,539)
                   Other                                            (346)
                                                               ---------
          Total deferred income tax liabilities                   (4,885)
                                                               ---------
          Net deferred income taxes                            $       0
                                                               =========

K.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The Company's domestic subsidiaries excluding the Multigraphics LLC, all of which are directly or indirectly wholly owned, are the only guarantors of the Senior Notes. The guarantees are full, unconditional and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors.

The Company's foreign subsidiaries and Multigraphics LLC are not guarantors of the Senior Notes. Summarized consolidating balance sheets as of September 30, 2000 and December 31, 1999 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                            Combined        Combined
                                               The          Guarantor    Non-Guarantor
                                             Company      Subsidiaries    Subsidiaries    Eliminations        Total
                                            ---------       ---------       ---------       ---------       ---------
BALANCE SHEET DATA
(SEPTEMBER 30, 2000):
Current assets:
  Cash and cash equivalents                 $   4,206       $  50,842       $   1,257               -       $  56,305
  Accounts receivable, net                          -          29,935           6,066               -          36,001
  Inventories                                       -          38,105           9,044            (677)         46,472
  Other                                           215           4,751           2,208               -           7,174
                                            ---------       ---------       ---------       ---------       ---------
Total current assets                            4,421         123,633          18,575            (677)        145,952

Property, plant and equipment, net                  -          11,084           1,164               -          12,248
Goodwill, net                                       -          31,810               -               -          31,810
Investment in subsidiaries                     98,552          11,867               -        (110,419)              -
Other assets                                    3,788             341               -               -           4,129
                                            ---------       ---------       ---------       ---------       ---------
                                            $ 106,761       $ 178,735       $  19,739       $(111,096)      $ 194,139
                                            =========       =========       =========       =========       =========

Current liabilities:
  Revolving credit facility                 $  20,000       $       -       $       -       $       -       $  20,000
  Accounts payable                                  -          21,551           2,209               -          23,760
  Accrued expenses                              5,676          14,139           4,604               -          24,419
  Deferred service revenue                          -          16,261             974               -          17,235
  Due to GEC                                        -             817               -               -             817
  Current portion of long-term debt
     and capital lease obligations                  -           1,102             815               -           1,917
Intercompany                                    6,364          (2,300)         (4,064)              -               -
                                            ---------       ---------       ---------       ---------       ---------
Total current liabilities                      32,040          51,570           4,538               -          88,148

Senior notes                                  115,000               -               -               -         115,000
Other long-term debt and capital lease
   obligations, less current portion                -           2,045             122               -           2,167
Retirement obligations                              -           4,021           4,222               -           8,243
Other long-term liabilities                         -           5,947           2,913               -           8,860
Stockholders' equity (deficit)                (40,279)        115,152           7,944        (111,096)        (28,279)
                                            ---------       ---------       ---------       ---------       ---------

                                            $ 106,761       $ 178,735       $  19,739       $(111,096)      $ 194,139
                                            =========       =========       =========       =========       =========

                                                             Combined        Combined
                                               The           Guarantor     Non-Guarantor
                                             Company        Subsidiaries    Subsidiaries     Eliminations         Total
                                             ---------        ---------       ---------        ---------        ---------

BALANCE SHEET DATA
(DECEMBER 31, 1999):
Current assets:
  Cash and cash equivalents                  $   7,760        $   5,396       $   2,185       $        -        $  15,341
  Short-term investments                         3,610                -               -                -            3,610
  Accounts receivable, net                      31,254           26,155           9,788          (31,254)          35,943
  Inventories                                        -           35,880          10,238             (194)          45,924
  Other                                            398              889             636                -            1,923
                                             ---------        ---------       ---------        ---------        ---------
Total current assets                            43,022           68,320          22,847          (31,448)         102,741

Property, plant and equipment, net                   5           19,040           1,318                -           20,363
Goodwill, net                                        -           30,637              55                -           30,692
Investment in subsidiaries                      58,488           15,028               -          (73,516)               -
Other assets                                     6,839               17               4                -            6,860
                                             ---------        ---------       ---------        ---------        ---------
                                             $ 108,354        $ 133,042       $  24,224        $(104,964)       $ 160,656
                                             =========        =========       =========        =========        =========

Current liabilities:
  Revolving credit facility                  $  10,219        $       -       $       -        $       -        $  10,219
  Accounts payable                                   -           16,167           2,646                -           18,813
  Accrued expenses                               3,324           13,968           3,443                -           20,735
  Deferred service revenue                           -            4,942           1,095                -            6,037
  Due to GEC                                         -              852               -                -              852
  Current portion of long-term debt
     and capital lease obligations                   -            1,448              50                -            1,498
  Intercompany                                       -           27,123           5,163          (32,286)               -
                                             ---------        ---------       ---------        ---------        ---------
Total current liabilities                       13,543           64,500          12,397          (32,286)          58,154

Senior notes                                   115,000                -               -                -          115,000
Other long-term debt and capital lease
   obligations, less current portion                 -            1,717             132                -            1,849
Retirement obligations                               -            3,539               7                -            3,546
Other long-term liabilities                          -            2,296               -                -            2,296
Stockholders' equity (deficit)                 (20,189)          60,990          11,688          (72,678)         (20,189)
                                             ---------        ---------       ---------        ---------        ---------

                                             $ 108,354        $ 133,042       $  24,224        $(104,964)       $ 160,656
                                             =========        =========       =========        =========        =========

Summarized consolidating statements of income for the three months ended September 30, 2000 and 1999, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                             Combined        Combined
                                                The          Guarantor     Non-Guarantor
                                              Company       Subsidiaries    Subsidiaries      Eliminations        Total
                                             ---------        ---------       ---------        ---------        ---------
INCOME STATEMENT DATA:
(THREE MONTHS ENDED SEPTEMBER 30, 2000):
Net revenue                                   $      -        $  50,227       $   6,069        $    (602)       $  55,694
Cost of revenue                                      -           37,843           4,146             (602)          41,387
                                             ---------        ---------       ---------        ---------        ---------
Gross profit                                         -           12,384           1,923                -           14,307
Total operating expenses                           540           11,974           2,919                -           15,433
                                             ---------        ---------       ---------        ---------        ---------
Operating income (loss)                           (540)             410            (996)               -           (1,126)
Interest income (expense), net                  (4,622)           1,915              19                -           (2,688)
Other income (expense)                             118              128            (300)             (15)             (69)
                                             ---------        ---------       ---------        ---------        ---------

Income (loss) from continuing
   operations before income taxes               (5,044)           2,453          (1,277)             (15)          (3,883)
Income tax expense                                   -                9              22                -               31
                                             ---------        ---------       ---------        ---------        ---------
Income (loss) from continuing
   operations                                   (5,044)           2,444          (1,299)             (15)          (3,914)

Discontinued operations:
  Loss from discontinued
      operations, net of tax                         -             (181)              -                -             (181)
                                             ---------        ---------       ---------        ---------        ---------

Net income (loss)                            $  (5,044)       $   2,263       $  (1,299)       $     (15)       $  (4,095)
                                             =========        =========       =========        =========        =========



                                                               Combined       Combined
                                                The            Guarantor    Non-Guarantor
                                              Company        Subsidiaries    Subsidiaries     Eliminations         Total
                                             ---------        ---------       ---------        ---------        ---------
INCOME STATEMENT DATA:
(THREE MONTHS ENDED SEPTEMBER 30, 1999):
Net revenue                                   $      -        $  29,698       $   9,120        $    (754)       $  38,064
Cost of revenue                                      -           22,031           6,492             (754)          27,769
                                             ---------        ---------       ---------        ---------        ---------
Gross profit                                         -            7,667           2,628                -           10,295
Total operating expenses                           192            8,887           3,663              106           12,848
                                             ---------        ---------       ---------        ---------        ---------
Operating income (loss)                           (192)          (1,220)         (1,035)            (106)          (2,553)
Interest income (expense), net                  (2,277)            (373)              8                -           (2,642)
Other income (expense)                               -              109             (28)               -               81
                                             ---------        ---------       ---------        ---------        ---------

Loss from continuing
   operations before income taxes               (2,469)          (1,484)         (1,055)            (106)          (5,114)
Income tax expense (benefit)                         -               14             (66)               -              (52)
                                             ---------        ---------       ---------        ---------        ---------
Loss from continuing operations                 (2,469)          (1,498)           (989)            (106)          (5,062)

Discontinued operations:
   Income (loss) from discontinued
      operations, net of tax                         -            1,280            (100)              91            1,271
                                             ---------        ---------       ---------        ---------        ---------

Net loss                                     $  (2,469)       $    (218)      $  (1,089)       $     (15)       $  (3,791)
                                             =========        =========       =========        =========        =========

Summarized consolidating statements of income for the Nine months ended September 30, 2000 and 1999, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                             Combined         Combined
                                                The          Guarantor     Non-Guarantor
                                              Company       Subsidiaries    Subsidiaries     Eliminations        Total
                                             ---------        ---------       ---------        ---------        ---------
INCOME STATEMENT DATA:
(NINE MONTHS ENDED SEPTEMBER 30, 2000):

Net revenue                                  $       -        $ 150,110       $  26,907        $  (2,403)       $ 174,614
Cost of revenue                                      -          112,199          20,040           (2,403)         129,836
                                             ---------        ---------       ---------        ---------        ---------
Gross profit                                         -           37,911           6,867                -           44,778
Total operating expenses                         2,239           38,140           8,790              123           49,292
                                             ---------        ---------       ---------        ---------        ---------
Operating (loss)                                (2,239)            (229)         (1,923)            (123)          (4,514)
Interest income (expense), net                 (10,119)             242              43                -           (9,834)
Other income (expense)                          (3,176)              81            (450)           3,471              (74)
                                             ---------        ---------       ---------        ---------        ---------

Income (loss) from continuing
   operations before income taxes              (15,534)              94          (2,330)           3,348          (14,422)
Income tax expense                                   -               31             100                -              131
                                             ---------        ---------       ---------        ---------        ---------
Income (loss) from continuing                  (15,534)              63          (2,430)           3,348          (14,553)
   operations

Discontinued operations:
   Income (loss) from discontinued
      operations, net of tax                         -            1,006            (356)             123              773

   Gain on disposal of discontinued
      operations                                     -           10,260               -                -           10,260
                                             ---------        ---------       ---------        ---------        ---------
                                                     -           11,266            (356)             123           11,033

Net income (loss)                            $ (15,534)       $  11,329       $  (2,786)       $   3,471        $  (3,520)
                                             =========        =========       =========        =========        =========


                                                              Combined        Combined
                                                The          Guarantor     Non-Guarantor
                                              Company       Subsidiaries    Subsidiaries     Eliminations         Total
                                             ---------        ---------       ---------        ---------        ---------
INCOME STATEMENT DATA:
(NINE MONTHS ENDED SEPTEMBER 30, 1999):

Net revenue                                  $       -        $  96,817       $  31,322        $  (2,821)       $ 125,318
Cost of revenue                                      -           72,001          22,603           (2,821)          91,783
                                             ---------        ---------       ---------        ---------        ---------
Gross profit                                         -           24,816           8,719                -           33,535
Total operating expenses                           481           27,204          10,054              295           38,034
                                             ---------        ---------       ---------        ---------        ---------
Operating loss                                    (481)          (2,388)         (1,335)            (295)          (4,499)
Interest income (expense), net                  (7,207)          (1,112)             36                -           (8,283)
Other income (expense)                               -               39             (12)               -               27
                                             ---------        ---------       ---------        ---------        ---------
Loss from continuing operations
   before income taxes                          (7,688)          (3,461)         (1,311)            (295)         (12,755)
Income tax expense (benefit)                         -               37             (37)               -                -
                                             ---------        ---------       ---------        ---------        ---------
Loss from continuing operations                 (7,688)          (3,498)         (1,274)            (295)         (12,755)

Discontinued operations:
   Income (loss) from discontinued
      operations, net of tax                         -            3,326            (143)             305            3,488
                                             ---------        ---------       ---------        ---------        ---------

Net income (loss)                            $  (7,688)       $    (172)      $  (1,417)       $      10        $  (9,267)
                                             =========        =========       =========        =========        =========

Summarized consolidating statements of cash flows for the nine months ended September 30, 2000 and 1999, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                              Combined       Combined
                                               The            Guarantor    Non-Guarantor
                                              Company        Subsidiaries   Subsidiaries     Eliminations         Total
                                             ---------        ---------       ---------        ---------        ---------
CASH FLOW DATA:
(NINE MONTHS ENDED SEPTEMBER 30, 2000):

Net cash provided by (used in)
   operating activities                      $  (9,887)       $  (5,202)      $    (966)       $   3,471        $ (12,584)

Investing activities:
   Acquisition of business, net of cash        (12,472)               -               -              486          (11,986)
     acquired
   Purchases of property, plant and
     equipment, net                                  -           (2,036)            (62)               -           (2,098)
   Proceeds from sale of business                    -           60,977               -                -           60,977
   Decrease in short-term investments            3,610                -               -                -            3,610
                                             ---------        ---------       ---------        ---------        ---------
Net cash provided by (used in)
   investing activities                         (8,862)          58,941             (62)             486           50,503

Financing activities:
   Borrowings on revolving credit facilities     9,781                -               -                -            9,781
   Decrease in amounts due to GEC                    -              (35)              -                -              (35)
   Proceeds from long-term borrowings                -               27              40                -               67
   Principal payments on long-term                   -           (2,024)            (55)               -           (2,079)
      borrowings
   Intercompany                                  5,414           (4,459)          3,002           (3,957)               -
   Dividends received/(paid)                     4,500           (4,500)              -                -                -
   Distribution for taxes                       (4,500)               -               -                -           (4,500)
                                             ---------        ---------       ---------        ---------        ---------
Net cash provided by (used in)
   financing activities                         15,195          (10,991)          2,987           (3,957)           3,234
Effect of exchange rate changes on cash              -                8            (197)               -             (189)
                                             ---------        ---------       ---------        ---------        ---------
Increase (decrease) in cash and
   cash equivalents                             (3,554)          42,756           1,762                -           40,964

Cash and cash equivalents at beginning
   of period                                     7,760            5,396           2,185                -           15,341
                                             ---------        ---------       ---------        ---------        ---------

Cash and cash equivalents at end of period   $   4,206        $  48,152       $   3,947        $       -        $  56,305
                                             =========        =========       =========        =========        =========

                                                               Combined        Combined
                                                The           Guarantor     Non-Guarantor
                                              Company       Subsidiaries     Subsidiaries     Eliminations        Total
                                             ---------        ---------       ---------        ---------        ---------
CASH FLOW DATA:
(NINE MONTHS ENDED SEPTEMBER 30, 1999):

Net cash provided by (used in)
    operating activities                     $  (4,549)       $   1,080       $  (1,118)       $       -        $  (4,587)

Investing activities:
   Purchases of property, plant, and
      equipment, net                                (5)          (4,072)           (486)               -           (4,563)

   Decrease in short-term investments            3,897                -               -                -            3,897
                                             ---------        ---------       ---------        ---------        ---------
Net cash provided by (used in)
   Investing activities                          3,892           (4,072)           (486)               -             (666)

Financing activities:
   Borrowings on revolving credit facilities     8,947                -               -                -            8,947
   Decrease in amounts due to GEC                    -             (899)              -                -             (899)
   Proceeds from long-term borrowings                -              588             220                -              808
   Principal payments on long-term                   -           (1,569)            (20)               -           (1,589)
      borrowings
   Intercompany                                 (8,272)           8,385            (113)               -                -
                                             ---------        ---------       ---------        ---------        ---------
Net cash provided by financing activities          675            6,505              87                -            7,267

Effect of exchange rate changes on cash              -             (155)            202                -               47
                                             ---------        ---------       ---------        ---------        ---------

Increase (decrease) in cash and
   cash equivalents                                 18            3,358          (1,315)               -            2,061

Cash and cash equivalents at beginning
   of period                                        28            4,174           3,260                -            7,462
                                             ---------        ---------       ---------        ---------        ---------

Cash and cash equivalents at end of period   $      46        $   7,532       $   1,945   $            -        $   9,523
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

GENERAL

The Company, through its wholly-owned subsidiaries, is engaged in the manufacture and distribution of printing equipment and supplies. On May 10, 2000, the Company sold substantially all of the assets and liabilities of its Curtis Industries, Inc. ("Curtis") subsidiary previously reported as the automotive and industrial supplies segment. As a result of the sale, the Company received net proceeds of $61.0 million and realized a gain of $10.3 million. The results of operations for Curtis have been reported as a discontinued operation. The following discussion and analysis of operating results excludes the results of Curtis. The Company's printing equipment and supplies business is a leading manufacturer, marketer, and distributor of printing products for the global quick print, small commercial, and in-plant printing markets.

On January 27, 2000, the Company acquired all of the outstanding common stock of Multigraphics, Inc. ("Multigraphics"). The acquisition has been accounted for as a purchase and, accordingly, the consolidated financial statements include the results of Multigraphics' operations since the date of acquisition.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999:

NET REVENUE

For the three months ended September 30, 2000, net revenue increased $17.6 million or 46.3% to $55.7 from $38.1 million for the quarter ended September 30, 1999. The increase was principally attributable to the acquisition of Multigraphics. Printing equipment sales increased $2.2 million or 18.4% over the prior year to $14.0 million. The increase was principally attributable to the inclusion of Multigraphics sales of $1.7 million and an increase in the sales of digital equipment, partially offset by a decline in the sales of analog equipment. Printing supplies sales increased $7.7 million or 46.4% from the prior year to $24.3 million. The increase was principally attributable to the inclusion of Multigraphics sales of $8.8 million, offset by weakness in certain international markets, a decline in the supply stream of previously discontinued domestic equipment, and lower optical equipment supplies sales. The decrease in supply sales on discontinued products was partially offset by increases in sales of digital equipment supplies. Repair parts and service revenues increased $7.8 million or 80.9% to $17.4 million. The increase was principally attributable to the acquisition of Multigraphics.

GROSS PROFIT

Gross profit increased $4.0 million or 39.0% to $14.3 million for the quarter ended September 30, 2000, from $10.3 million for the quarter ended September 30, 1999. Gross profit as a percentage of sales was 25.7% during the third quarter of 2000 compared to 27.1% for the same period last year. The decrease in gross profit percentage is primarily attributable to inventory valuation allowances on discontinued products, increased freight costs, and lower sales of higher margin repair parts. The Company believes that its margin percentage may decrease in the future as its sales shift from higher margin analog products to lower margin digital products. To offset lower margins, the Company continues to seek to increase operational efficiency and lower expenses.

COSTS AND EXPENSES

Costs and expenses increased by $2.6 million to $15.4 million for the quarter ended September 30, 2000 from $12.8 million for the quarter ended September 30, 1999. The acquisition of Multigraphics accounted for the majority of this increase. Costs and expenses as a percent to revenues decreased from 33.8% in 1999 to 27.7% in 2000 due primarily to the elimination of redundant staffing and facilities costs relating to the acquisition of Multigraphics. Costs and expenses for 2000 include $0.5 million in charges for relocation and severance costs for A.B.Dick following the acquisition of Multigraphics.

OPERATING LOSS

The operating loss decreased to ($1.1) million for the quarter ended September 30, 2000 from ($2.6) million for the quarter ended September 30, 1999. The decrease in operating loss from 1999 resulted primarily from the synergies attributable to the acquisition of Multigraphics mentioned above.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999:

NET REVENUE

For the nine months ended September 30, 2000, net revenue increased $49.3 million or 39.3% to $174.6 from $125.3 million for the nine months ended September 30, 1999. The increase was principally attributable to the inclusion of the results of operations of Multigraphics since the date of acquisition. Printing equipment sales increased $5.6 million or 12.7% over the prior year to $49.6 million. The increase was principally attributable to the inclusion of Multigraphics sales and an increase in the sales of digital equipment, partially offset by a decline in the sales of analog equipment and weaker demand levels in certain European markets. Printing supplies sales increased $21.6 million or 41.5% from the prior year to $73.7 million. The increase was principally attributable to the inclusion of Multigraphics sales, offset by weakness in certain international markets, a decline in the supply stream on previously discontinued domestic equipment, and lower optical equipment supplies sales. The decrease in supply sales on discontinued products was partially offset by increases in sales of digital equipment supplies. Repair parts and service revenues increased $22.1 million or 75.8% to $51.3 million, the majority of which was attributable to Multigraphics.

GROSS PROFIT

Gross profit increased $11.3 million or 33.5% to $44.8 million for the nine months ended September 30, 2000, from $33.5 million for the nine months ended September 30, 1999. Gross profit as a percentage of sales was 25.6% during the first nine months of 2000 compared to 26.8% for the same period last year. The decrease in gross profit percentage is attributable primarily to increased freight costs, an increase in inventory valuation allowances on discontinued products, and lower service margins due to decreased installations and service contracts on previously discontinued equipment. The Company believes that its margin percentage may decrease in the future as its sales shift from higher margin analog products to lower margin digital products. To offset lower margins, the Company continues to seek to increase operational efficiency and lower expenses.

COSTS AND EXPENSES

Costs and expenses increased by $11.3 million to $49.3 million for the nine months ended September 30, 2000 from $38.0 million for the nine months ended September 30, 1999. Costs and expenses for 2000 include $1.6 million in charges for relocation and severance costs for A.B.Dick following the acquisition of Multigraphics. For the first nine months of 1999, relocation and severance costs for A.B.Dick were $1.6 million. The increase in cost and expenses is primarily attributable to the inclusion of Multigraphics. Costs and expenses as a percent to revenues decreased from 30.4% in 1999 to 28.2% in 2000 due primarily to the elimination of redundant staffing and facilities costs relating to the acquisition of Multigraphics.

OPERATING LOSS

The operating loss was ($4.5) million for both the nine months ended September 30, 2000 and the nine months ended September 30, 1999.

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

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Canada, the United Kingdom, the Netherlands, and Belgium. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls, and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Japanese yen, the Canadian dollar, the British pound sterling, the Dutch guilder, and the Belgian franc. The fluctuation of the U.S. dollar versus other currencies resulted in increases (decreases) to stockholders' equity of approximately ($0.3) million and $0.1 million for the nine months ended September 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $12.6 million and $4.6 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in net cash used in operating activities in 2000 was principally the result of operating losses and interest costs. Net cash used in operating activities in 1999 was also primarily attributable to operating losses and interest costs.

The net cash provided by (used in) investing activities was $50.5 million and ($0.7) million for the nine months ended September 30, 2000 and 1999, respectively. The 2000 amount reflects the cash cost of the Multigraphics acquisition of $12.0 million and the proceeds from the sale of the net assets in Curtis of $61.0 million. For 1999, net cash used in investing activities includes the liquidation of short-term investments of $3.9 million used primarily to fund operating activities and capital expenditures of $4.6 million.

Net cash provided by financing activities was $3.2 million and $7.3 million for the nine months ended September 30, 2000 and 1999, respectively. The net cash provided by financing activities in 2000 was primarily the result of net borrowings under the Company's revolving credit facility of $9.8 million, which included $12.0 million to fund the Multigraphics acquisition. The net cash provided by financing activities in 1999 was primarily the result of borrowings under the Company's revolving credit facility of $8.9 million primarily to fund operating activities.

The Company's primary capital requirements (excluding acquisitions) consist of working capital, capital expenditures and debt service. The Company expects current financial resources and funds from operations to be adequate to meet current cash requirements. At September 30, 2000, the Company had cash and cash equivalents of $56.3 million and unused credit facilities of $7.4 million available for its use. At September 30, 2000 the Company was in violation of certain financial covenants under the terms of the revolving credit agreement. The Company has received waivers of these covenant violations through December 31, 2000.

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

The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying amount of the revolving credit facility approximates fair value. The carrying amount of the Senior Notes exceeds its fair value at September 30, 2000 by $66,700. The fair value of the Senior Notes has been determined using the market price of the related securities at September 30, 2000.

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Index of Exhibits

           (b)  Exhibit 27 - Financial Data Schedule

           (c)  Reports on Form 8-K filed in the third quarter of 2000

                None.

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




Date:  November 14, 2000
       -----------------

                         PARAGON CORPORATE HOLDINGS INC.
                                INDEX OF EXHIBITS

  Exhibit
   Number     Description of Exhibit
   ------     ----------------------

  3.1  (a)      Certificate of Incorporation of Paragon Corporate Holdings Inc., as currently in effect.                    *
       (b)      Certificate of Amendment to Certificate of Incorporation of Paragon Corporate Holdings Inc.,              *****
                as currently in effect, dated May 26, 2000.
  3.2  By-Laws of Paragon Corporate Holdings Inc. as currently in effect                                                    *
  3.3  Certificate of Incorporation of A.B.Dick Company, as currently in effect                                             *
  3.4  By-Laws of A.B.Dick Company, as currently in effect.                                                                 *
  3.5  (a)      Certificate of Incorporation of Curtis Industries, Inc. as currently in effect.                             *
       (b)      Certificate of Amendment to Certificate of Incorporation of Curtis Industries, Inc., as currently in effect.
  3.6  By-Laws of Curtis Industries, Inc. as currently in effect.                                                           *
  3.7  Certificate of Incorporation of Itek Graphix Corp. , as currently in effect.                                         *
  3.8  By-Laws of Itek Graphix Corp., as currently in effect.                                                               *
  3.9  Certificate of Incorporation of Curtis Sub, Inc., as currently in effect.                                            *
 3.10  By-Laws of Curtis Sub, Inc., as currently in effect.                                                                 *
  4.1  Indenture, dated as of April 1, 1998, among Paragon Corporate Holdings  Inc., A.B.Dick Company, Curtis               *
       Industries, Inc., Itek Graphix Corp., Curtis Sub, Inc and Norwest Bank Minnesota, National Association, as Trustee
       (containing, as exhibits, specimens of the Series A Notes and the Series B Notes).
  4.4  (a)    Credit and Security Agreement, dated as of April 1, 1998 amended by  Amendment I, between Paragon             *
              Corporate Holdings Inc. and Key Corporate Capital Inc.
       (b)    Amendment I, dated as of March 17, 1999, to the Credit and Security Agreement, dated as of April 1, 1998      *
              between Paragon Corporate Holdings Inc. and Key Corporate Capital Inc.
       (c)    Waiver and Amendment to the Credit and Security Agreement, dated  March 29, 2000, between Paragon             **
              Corporate Holdings Inc.and Key Corporate Capital, Inc.
       (d)    Amendment No. 2 to Credit and Security Agreement dated March 31,  2000, between Paragon Corporate           *****
              Holdings Inc. and Key Corporate Capital, Inc.
       (e)    Amendment No. 3 to Credit and Security Agreement dated May 10, 2000, between Paragon Corporate Holdings     *****
              Inc. and Key Corporate Capital, Inc.
       (f)    Waiver  Letter to the Credit and Security Agreement dated August 14, 2000 between Paragon Corporate
              Holdings Inc. and Key Corporate Capital, Inc.
 10.1  Agreement and Plan of Merger, dated as of November 6, 1997, among Paragon Corporate Holdings Inc., Curtis            **
       Industries, Inc. and Curtis Acquisition Group.
 10.2  Stock Purchase Agreement, dated as of December 19, 1996, between Paragon Corporate Holdings Inc. and GEC             *
       Incorporated.
 10.3  Management Agreement, dated as of April 1, 1998, between Paragon Corporate Holdings Inc. and NESCO, Inc.             *
 10.4  Tax Payment  Agreement, dated as of April 1, 1998, among Paragon Corporate Holdings Inc.,  A.B.Dick Company,         *
       Curtis Industries, Inc., Itek Graphix Corp., Curtis Sub, Inc. and NES Group, Inc.
 10.5  Agreement dated November 10, 1995 between A.B.Dick Company and Gerald J McConnell.                                   *
 10.6  Severance and Non-Competition Agreement dated February 28, 1996 between Curtis Industries, Inc. and A. Keith         *
       Drewett.
 10.7  Agreement dated July 2, 1998 among Curtis Industries, Inc., Paragon Holdings Inc. and A. Keith Drewett.             ***
 10.8  Agreement and plan of merger, dated September 29, 1999 between Multi Acquisition Corp.,  a  wholly-owned           ****
       subsidiary of Paragon Corporate Holdings Inc., and Multigraphics, Inc.
   27  Financial Data Schedule

    *      Incorporated by reference from Form S-4 Registration Number 333-51569 filed under the Securities Act of 1933, as amended
    **     Incorporated by reference from Form 10-K File Number 333-51569 filed March 31, 2000
    ***    Incorporated by reference from Amendment No. 2 to Form S-4 Registration Number 333-51569 filed July 17, 1998 under the Securities Act of 1933, as amended
    ****   Incorporated by reference from Appendix A of Schedule 14A filed December 6, 1999, by Multigraphics, Inc.
    *****  Incorporated by reference from Form 10-Q File Number 333-51569 filed August 14, 2000.