Form 10-K405
period 2000-12-31
PARAGON CORPORATE HOLDINGS INC; DICK A B CO; CURTIS INDUSTRIES INC/NEW/; ITEK GRAPHIX CORP; CURTIS SUB INC
filed 2001-04-06
CIK 1060513, 28761, 868415, 1060514, 1060515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


                          Commission File No. 333-51569

                         PARAGON CORPORATE HOLDINGS INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                            34-1845312
 (State or other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

                    CO-REGISTRANTS AND SUBSIDIARY GUARANTORS

                A.B.Dick Company           Delaware     04-3892065
                CI, Inc.                   Delaware     13-3583725
                Itek Graphix Corp.         Delaware     04-2893064
                Curtis Sub, Inc.           Delaware     34-1737529


Paragon Corporate Holdings Inc.        A.B.Dick Company                     CI, Inc.
7400 Caldwell Avenue                   7400 Caldwell Avenue                 6140 Parkland Boulevard
Niles, Illinois 60714                  Niles, Illinois 60714                Mayfield Heights, Ohio 44124
(847) 779-2500                         (847) 779-1900                       (440) 446-9700

Itek Graphix Corp.                     Curtis Sub, Inc.
7400 Caldwell Avenue                   6140 Parkland Boulevard
Niles, Illinois 60714                  Mayfield Heights, Ohio 44124
(847) 779-1900                         (440) 446-9700

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

            Yes (X)                                         No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2001 was $-0-.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

As of March 15, 2001, there were 4,200,000 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         PARAGON CORPORATE HOLDINGS INC.
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

Item                                                                      Page
Number                                                                   Number
------                                                                   ------
                                     PART I
1       Business                                                             1

2       Properties                                                           3

3       Legal Proceedings                                                    3

4       Submission of Matters to a Vote of Security Holders                  3

                                     PART II

5       Market for Registrant's Common Stock and                             4
        Related Stockholder Matters

6       Selected Financial Data                                              4

7       Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  6

7a      Quantitative and Qualitative Disclosures                            10
        about Market Risk

8       Financial Statements and Supplemental Data                          11

9       Changes In and Disagreements With Accountants
        on Accounting and Financial Disclosure                              36

                                    PART III

10      Directors and Executive Officers of the Registrant                  37

11      Executive Compensation                                              38

12      Security Ownership of Certain Beneficial Owners                     39
        and Management

13      Certain Relationships and Related Transactions                      40

                                     PART IV

14      Exhibits, Financial Statement Schedules and Reports                 42
        on Form 8-K

15      Signatures                                                          43

16      Index of Exhibits                                                   44

                                       I

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Paragon Corporate Holdings Inc. (hereinafter referred to as the "Company") is a holding company organized in September 1996 under the Delaware General Corporation law. The Company conducts all of its business through its subsidiaries.

The Company commenced operations on January 17, 1997 through the acquisition on that date of the common stock of A.B.Dick Company and its wholly owned subsidiaries (collectively "A.B.Dick"), from General Electric Company Ltd. ("GEC"). A.B.Dick is engaged in the manufacture, sale, distribution and service of offset presses, cameras and plate makers and related supplies for the graphic arts and printing industry. On May 10, 2000, the Company sold substantially all of the assets and liabilities of its Curtis Industries, Inc.("Curtis") subsidiary previously reported as the automotive and industrial segment. On January 27, 2000, the Company acquired all of the outstanding common stock of Multigraphics, Inc. ("Multigraphics"), a supplier of high quality pre-press, press and post-press equipment, supplies, and technical service to the printing industry. Following the acquisition, all of the assets and certain liabilities of Multigraphics were transferred to A.B.Dick.

The Company is a leading manufacturer and distributor of printing products for the global quick print and small commercial printing markets. This business has three product lines: (i) pre-press, press and other related equipment, (ii) supplies, and (iii) after-market repair service and replacement parts. The Company manufactures its own products that are sold under the A.B.Dick(R), Multigraphics(R) and Itek Graphix(R) brand names, and distributes certain products manufactured by third parties. The Company sells its products and services through a network of branches and independent distributors in the United States, its subsidiaries in Canada, the United Kingdom, the Netherlands and Belgium and independent distributors in other countries.

ACQUISITIONS

As previously indicated, on September 29, 1999, the company entered into an agreement to acquire all the outstanding shares of Multigraphics, Inc. ("Multigraphics"), a provider of equipment, supplies and service to the graphic arts industry. The transaction was completed on January 27, 2000 and was accounted for as a purchase. During 1998, the Company consummated two small transactions, which added complementary pre-press products and supplies and strengthened the company's foreign distribution of its printing equipment and supplies business.

CUSTOMERS

The Company's printing equipment and supplies products are marketed to commercial, franchise and independent print shops, in-plant print shops and governmental and educational institutions throughout the world. Customers for printing supplies include franchisees of national quick print chains, independent quick print shops and small commercial shops and check printers. The Company's printing products are sold to more than 33,000 customers with no one customer accounting for more than 1.9% of the Company's 2000 net revenues. The Company believes this diversity in its client base minimizes its reliance on any one customer.

COMPETITION

The Company competes, with respect to its manufactured products, against a number of other manufacturers of pre-press equipment and offset presses and with re-sellers of used presses, primarily on the basis of quality and price. Some of these competitors have significantly greater financial and other resources than the Company. The Company's pre-press and offset press equipment product lines also compete, to a limited extent, with alternate technologies such as color laser printers, copiers and other duplicating equipment. In addition, in the markets for supplies, service and parts, the Company competes against a wide variety of national, regional and local distributors of graphic arts and printing supplies and related service, primarily on the basis of availability and service.

SUPPLIERS

All materials used by the Company to manufacture products are readily available in the marketplace, and the Company is not dependent upon any single supplier for any materials essential to the manufacture of any of these products. The Company has been able to obtain an adequate supply of raw materials and no shortage of raw materials is currently anticipated.

In 2000, based on the Company's net revenues, no single supplier accounted for no more than 10.0% of the Company's supply of products.

BACKLOG

Backlog at December 31, 2000 was $3.8 million, a decrease of $0.8 million, or 17% from $4.6 million at December 31, 1999. The decrease is primarily due to the shipment of certain prepress components and presses acquired from third party manufacturers which were on order at the end of the prior year. The Company expects the majority of the backlog to ship during 2001.

EMPLOYEES

As of December 31, 2000, the Company had approximately 1,445 employees, approximately 1,100 of whom were located in the United States. The Company believes its relations with its employees are good. The Company's employees are not subject to collective bargaining agreements.

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

ITEM 2.  PROPERTIES.

As of December 31, 2000, the Company conducts its operations through the following primary facilities:


                                        APPROX.                PRINCIPAL             OWNED/
LOCATION                               SQ.FOOTAGE               FUNCTION             LEASED
UNITED STATES:
         Niles, Illinois                 54,000      Headquarters;  Administration   Leased(1)
         Niles, Illinois                156,000      Manufacturing; warehouse        Leased (2)
         Arlington Heights,              80,000      Warehouse                       Leased (3)
         Illinois
         Des Plaines, Illinois           87,000      Warehouse                       Leased (4)
         Rochester, New York            194,000      Manufacturing                   Leased (5)
CANADA:
         Rexdale, Ontario                67,000      Administration; warehouse       Owned
UNITED KINGDOM:
         Brentford,                      26,000      Administration; warehouse       Leased (6)
BELGIUM:
         Brussels                        11,000      Administration; warehouse       Leased (7)
THE NETHERLANDS:
         Maarssen                        25,000      Administration; warehouse       Leased (8)


-----------------

(1)      Expires in July, 2008.
(2)      Expires in July, 2003.
(3)      Expires in July, 2005.
(4)      Expires in August, 2003.
(5)      Expires in April, 2007.
(6)      Expires in September, 2003.
(7)      Expires in December, 2004.
(8)      Expires in March, 2003.

The Company believes that all of its property and equipment is in a condition appropriate for its operations and that it has sufficient capacity to meet its current operational needs.

ITEM 3.  LEGAL PROCEEDINGS.

The Company and its subsidiaries are a party to routine litigation incidental to their businesses, some of which is covered by insurance. The Company does not believe that any such pending litigation will have a material adverse effect upon its results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended December 31, 2000, the Company's shareholders, by written consent, re-elected all members of the Company's Board of Directors.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

The Company is a direct 95% owned subsidiary of N.E.S. Investment Co. There is no established public trading market for the Company's common stock. As of March 15, 2001, the Company had two shareholders.

On May 26, 2000, the Board of Directors approved an amendment to the articles of incorporation that authorized the issuance of 5,000,000 shares of $0.01 par value common stock and also authorized the exchange of all outstanding shares of Class A and Class B no par value common stock for the $0.01 par value common stock.

During June 2000, the Company issued 210,000 shares of its common stock to an officer of its wholly-owned subsidiary, A.B.Dick, in exchange for a non-interest bearing note secured by the underlying shares. The outstanding principal balance on this note amounted to $0.1 million at December 31, 2000 and is classified as a reduction of stockholders' equity (deficit).

The Company paid a $4.5 million cash dividend in 2000 to fund the majority stockholder's tax liability related to the sale of Curtis pursuant to the Tax Payment Agreement dated April 1, 1998 between the Company and NES Group, Inc. No cash dividends were paid in 1999. See Note H; "Financing Arrangements," to the Consolidated Financial Statements, Part II, Item 8, for limitations on dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents (i) consolidated financial data of the Company for the years ended December 31, 2000,1999 and 1998 and for the period from January 17, 1997 through December 31, 1997 and (ii) consolidated financial data of A.B.Dick (the Predecessor Company) for the period from April 1, 1996 through January 16, 1997, which have been derived from the audited consolidated financial statements of A.B.Dick. The Company believes that the financial data of A.B.Dick for the periods prior to January 17, 1997, the date on which A.B.Dick was acquired by the Company (the "Acquisition Date"), is not comparable in certain respects with the financial data of A.B.Dick subsequent to such date. Prior to the Acquisition Date, A.B.Dick maintained a defined benefit pension plan for its manufacturing employees. This plan was overfunded as of March 31, 1995 and, accordingly, pension credits of $7.0 million were recognized for the period from April 1, 1996 through January 16, 1997. In connection with the sale of A.B.Dick on January 16, 1997, GEC assumed all existing obligations under this plan. Prior to the Acquisition Date, A.B.Dick also provided post-retirement health care benefits to certain retirees. Net periodic post-retirement benefit costs of approximately $3.5 million for the period April 1, 1996 through January 16, 1997 were allocated to A.B.Dick by GEC based upon actuarial valuations. In connection with the sale of A.B.Dick on January 16, 1997, GEC assumed all existing obligations under the post-retirement health care benefits plan. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements as described elsewhere herein.




                                                                              (DOLLARS IN THOUSANDS)
                                                                                                                      A.B.DICK
                                                                                                                    (PREDECESSOR
                                                                        THE COMPANY (1)                                COMPANY)
                                                 ----------------------------------------------------------------    -------------
                                                 Fiscal Year      Fiscal Year      Fiscal Year     Jan. 17, 1997     April 1, 1996
                                                    Ended            Ended            Ended          Through            Through
                                                   Dec. 31,        Dec. 31,          Dec. 31,        Dec. 31,           Jan. 16,
                                                   2000(2)           1999              1998            1997               1997
                                                 -----------      -----------      -----------     -------------    ---------------
 STATEMENT OF OPERATIONS DATA:
 Net revenue                                      $ 235,089       $ 166,169        $ 188,531       $ 186,315        $ 157,414
 Gross profit                                        55,701          41,933           57,584          59,498           42,356
 Acquisition, relocation and severance costs(3)       2,126           1,633            1,921           1,400             --
 Interest expense                                    14,567          12,382           10,336           2,276              205
 Income (loss) from continuing operations           (22,943)        (20,160)          (3,337)          8,443             (617)
 Income (loss) from discontinued operations
         (net of income taxes)                          773           4,933            2,734             111             --
  Gain on disposal of discontinued                   10,260            --               --              --               --
          operations
 Net income (loss)                                  (11,910)        (15,227)          (1,883)          8,554           (1,106)

 OTHER DATA:
 Cash provided by (used in) operating               (18,189)        (10,594)           1,509          15,085            7,481
   activities
 Cash provided by (used in) investing                58,377           9,328          (27,574)        (28,684)          (3,960)
   activities
 Cash provided by (used in) financing                 1,328           8,934           30,565          15,253          (26,479)
   activities
 Depreciation and amortization                        5,444           2,705            1,610           1,210            7,053
 Capital expenditures                                 1,607           6,542            9,979           1,860            3,960
 Ratio of earnings to fixed charges (4)                --              --               --               3.9x            --

                                                                               THE COMPANY
                                                --------------------------------------------------------------------------
                                                                       As of December 31,                         Jan. 17,
                                                ------------------------------------------------------------     ---------
                                                   2000             1999            1998             1997           1997
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
     investments                                $  56,914        $  18,951        $  28,996        $  7,459       $ 8,280
Total assets                                      190,424          160,656          175,409         138,075        58,041
Long-term debt, including current portion         117,564          118,347          117,883          70,616         8,016
Stockholders' equity (deficit)                    (37,050)         (20,189)          (5,119)          7,131            48


(1) The statement of operations data has been restated due to the disposition of Curtis Industries. The disposition of Curtis represents the disposal of a segment of a business under APB Opinion No. 30. Accordingly, the consolidated statements of operations have been restated to reflect the results of Curtis as a discontinued operation.

(2) For the fiscal year ended December 31, 2000, the statement of operations data contains the results of Multigraphics which was acquired on January 27, 2000.

(3) For 2000 represents non-recurring charges for severance and reorganization costs in connection with the Multigraphics acquisition. For 1999, represents non-recurring charges related to A.B.Dick severance and reorganization costs. For 1997 and 1998, represents non-recurring charges related to compensation agreements with certain executives in connection with the Curtis acquisition. In addition, in 1998, represents costs incurred in connection with the relocation of A.B.Dick operations as required by the A.B.Dick purchase agreement.

(4) Earnings consist of income (loss) before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs and one-third of the rent expense from operating leases, which management believes is a reasonable approximation of an interest factor. Earnings were inadequate to cover fixed charges in the fiscal years ended December 31, 2000, 1999, 1998, and the period from April 1, 1996 through January 16, 1997 by $22,866, $20,353, $2,600, and $455,
     respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, on a comparative basis, certain statement of operations data from continuing operations of the Company for the years ended December 31, 2000,1999 and 1998. The information has been derived from the audited consolidated financial statements of the Company.

                                         YEAR ENDED        % OF        YEAR ENDED        % OF       YEAR ENDED      % OF
                                          DEC. 31,          NET         DEC. 31,          NET        DEC. 31,       NET
                                           2000          REVENUE         1999          REVENUE        1998         REVENUE
                                         ----------      -------      ----------       -------      ----------     --------
  Net Revenue                             $ 235,089       100.0%      $ 166,169         100.0%      $188,531         100.0%

 Cost of revenue                            179,388                     124,236                      130,947
                                          ---------                   ---------                     --------
Gross profit                                 55,701        23.7%         41,933          25.4%        57,584          30.7%
Sales and marketing expenses                 27,682        11.8%         24,886          15.1%        26,885          14.3%
General and administrative expenses          27,499        11.7%         17,600          11.7%        16,375           8.7%
Research and development                      3,401         1.4%          3,631           2.2%         3,046           1.6%
Depreciation and amortization                 5,444         2.3%          2,705           1.5%         1,610            .9%
Management fee                                 --           0%              233           0.1%         1,423           0.8%
Acquisition, relocation and
    severance costs                           2,126          .9%          1,633           1.0%         1,921           1.0%
                                          ---------                   ---------                     --------
Total expenses                               66,152        28.1%         50,688          30.7%        51,260          27.3%
                                          ---------                   ---------                     --------
Operating income (loss)                   $ (10,451)       (4.4%)     $  (8,755)         (5.3)%     $  6,324           3.4%
                                          =========                   =========                     ========



YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999.

NET REVENUE.

Net revenue increased $68.9 million or 41.5% from $166.2 in 1999 to $235.1 in 2000. The increase was principally attributable to the inclusion of the results of operations of Multigraphics since the date of acquisition. Printing equipment sales increased $7.6 million or 13.1% over the prior year to $65.5 million. The Multigraphics acquisition accounted for approximately $8.5 million of the increase. In addition, increased domestic sales of the Company's manufactured digital pre-press equipment was partially offset by sales declines in Asia, Latin America, and certain European markets due to weaker demand levels. Printing supplies sales increased $31.7 million or 46.2% from the prior year to $100.3 million. The increase was principally attributable to the inclusion of Multigraphics sales of approximately $31.9 million, offset by weakness in certain international markets, a decline in the supply stream of previously discontinued domestic equipment, and lower optical equipment supplies sales. The decrease in supply sales on discontinued products was partially offset by increases in sales of digital equipment supplies. Repair parts and service revenues increased $30.6 million or 79.1% to $69.3 million, the majority of which was principally attributable to Multigraphics, offset by a decrease due to the ongoing impact of the discontinuance of A.B.Dick's line of distributed copier equipment and digital duplicators.

GROSS PROFIT.

Gross profit increased $13.8 million or 32.9% to $55.7 million compared to $41.9 million from the prior year. Gross profit as a percentage of sales was 23.7% in 2000 compared to 25.4% in 1999. The decrease in gross profit percentage is attributable primarily to increased unabsorbed manufacturing costs, an increase in inventory valuation allowances on discontinued products, and lower service margins due to decreased installations and service contracts on previously discontinued equipment. The Company believes that its margin percentage may decrease in the future as its sales shift from higher margin analog products to lower margin digital products. To offset lower margins, the Company continues to seek increased operating efficiencies and lower expenses.

COSTS AND EXPENSES.

Costs and expenses increased by $15.5 million to $66.2 million in 2000 from $50.7 million in 1999. Costs and expenses in 2000 include $2.1 million in relocation and severance related to the reorganization and integration of the Multigraphics acquisition. Relocation and severance costs for A.B.Dick were $1.6 million in 1999. The increase in costs and expenses is primarily attributable to the inclusion of Multigraphics. Costs and expenses as a percent of revenue decreased from 30.7% in 1999 to 28.1% in 2000 primarily due to cost synergies realized from the integration plan associated with the Multigraphics acquisition.

OPERATING LOSS.

The operating loss increased $1.7 million to ($10.5) million in 2000 from ($8.8) million in 1999. The increase in operating loss from 1999 resulted primarily from higher corporate expenses as a result of the acquisition of Multigraphics, and increased valuation allowances and decreased service margins related to discontinued equipment offset by higher revenues and gross profits from the Multigraphics acquisition.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

NET REVENUE.

Net revenue decreased $22.3 million or 11.8% from $188.5 in 1998 to $166.2 million in 1999. Printing equipment sales were down $11.1 million or 16.1% over the prior year to $57.9 million primarily due to weaker demand in domestic and most European markets as well as an expired distribution agreement in Canada. Printing supplies sales were down $7.3 million or 9.6% to $68.5 million in 1999 due to an expired distribution agreement in Canada, a decline in the supply stream on previously discontinued domestic equipment and lower optical equipment supplies sales, partially offset by increases in digital equipment supplies sales. Service and repair parts revenues decreased $3.9 million or 9.1% primarily due to the discontinuance of A.B.Dick's line of distributed copier equipment and digital duplicators.

GROSS PROFIT.

Gross profit decreased $15.7 million or 27.2% to $41.9 million compared to $57.6 million from the prior year. Gross profit as a percent of sales was 25.4% in 1999 compared to 30.7% in 1998 primarily due to lower printing equipment and supplies margin. The decrease in gross profit percent resulted mainly from lower cost in 1998 due to yen denominated purchases, increased costs in 1999 on manufactured equipment due to reduced volume, and increased freight costs. Service margins were lower due to decreased installations and service contracts on previously discontinued equipment.

COSTS AND EXPENSES.

Costs and expenses decreased by $0.6 million to $50.7 million in 1999 from $51.3 million for 1998. Sales, marketing and management fees reductions totaling $3.0 million were offset by increases in general and administrative, depreciation and amortization and research and development expense totaling $2.7 million. Acquisition, relocation and severance costs were $1.6 million in 1999 and consisted of $0.8 million of severance and pension costs associated with the reorganization of A.B.Dick's Belgium subsidiary, and $0.8 million in relocation and severance costs. A majority of these costs were paid in 1999. In 1998, acquisitions, relocation and severance expenses were $1.9 million, which related primarily to costs associated with relocation of facilities and severance costs with certain executives.

OPERATING INCOME.

Operating income decreased $15.1 million resulting in a $8.8 million loss in 1999. The primary factors contributing to the decline in operating income when compared to the same period a year earlier are the decreases in revenues and gross profits, partially offset by lower operating costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided (used) by operating activities was ($18.2) million, ($10.6) million and $1.5 million for the years ended December 31, 2000, 1999 and 1998 respectively. The decrease in net cash from operating activities in 2000 was principally the result of the operating losses, including interest costs on the senior notes, and an increase in inventories of $5.1 million. The decrease in net cash from operating activities in 1999 as compared to 1998 was primarily the result of increased operating losses.

Net cash provided by (used in) investing activities was $58.4 million, $9.3 million and ($27.6) million for the years ended December 31, 2000, 1999 and 1998 respectively. The 2000 amount includes the proceeds from the sale of the net assets of Curtis of $61.0 million offset by the cash cost of the Multigraphics acquisition of $4.6 million. Net cash provided by investing activities in 1999 includes the liquidation of short-term investments of $17.9 million, primarily used for debt service, a $2.0 million loan to Multigraphics, and to partially fund capital expenditures of $6.5 million. The net cash used in investing activities in 1998 includes increases in short-term investments of $17.4 million, and property, plant and equipment purchases of $10.0 million, approximately $5.8 million of which related to the relocation of facilities.

Net cash provided by financing activities was $1.3 million, $8.9 million, and $30.6 million respectively. The net cash provided by financing activities in 2000 was primarily the result of net borrowings under the Company's Credit Agreement (as defined herein) of $15.3 million, of which $12.0 million was used to fund the Multigraphics acquisition and the remainder was used to fund working capital requirements. Net cash provided by financing in 1999 includes an increase in the revolving lines of credit of $10.2 million incurred primarily to fund operating losses, offset by a reduction of $0.4 million in long-term borrowings and a decrease of $0.9 million in amount due to GEC and affiliates. The increase in 1998 is the result of the issuance of the $115.0 million of senior notes, offset by the reduction of long-term borrowings of $41.9 million, revolving lines of credit of $26.1 million, the payment of bond issuance costs of $5.2 million, and a dividend to the sole shareholder of $10.0 million.

In connection with the acquisition of Multigraphics, the Company anticipated that it would incur reorganization costs of approximately $2.0 million comprised primarily of employee termination and relocation costs during 2000. For the year ended December 31, 2000, the Company incurred and expensed $2.1 million and anticipates that it will incur $0.2 million of additional costs in 2001 to complete the integration.

The Company's primary capital requirements (excluding acquisitions) consist of working capital, capital expenditures and debt service. The Company expects current financial resources and funds from operations to be adequate to meet current cash requirements. At December 31, 2000, the Company had cash and cash equivalents of $56.9 million and unused credit facilities of $3.4 million available for its use under its Credit Agreement. At December 31, 2000, the Company was in violation of certain financial covenants under the terms of the Credit Agreement for which it has received waivers through December 31, 2000.

On March 31, 2001, the Company amended the Credit Agreement, increasing its credit line under the agreement to $37 million from $32 million and amending the financial covenants to reflect the Company's current financial outlook. In addition, the amendment raised the cap on borrowings permitted against the Company's eligible inventory from $16.0 million to $18.5 million thereby increasing the Company's borrowing availability. The Company's
9 5/8% Series B Senior Notes Due 2008 require semi-annual interest payments on October 1 and April 1 in arrears. The Company has not made its April 1, 2001 interest payment of $5.5 million. The Company elected to avail itself of the 30-day grace period available under the indenture to postpone payment of this obligation.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Canada, the United Kingdom, The Netherlands, and Belgium. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls, and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Canadian dollar, the British pound sterling, the Dutch guilder, and the Belgian franc. The fluctuation of the U.S. dollar versus other currencies resulted in increases (decreases) to stockholders' (deficit) of approximately $0.5 million and $(0.2) million for the years ended December 31, 2000 and 1999, respectively.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended by FASB Statements 137 and 138, was adopted on January 1, 2001. Statement 133 requires all derivatives to be recognized either as assets or liabilities in the balance sheet and be measured at fair value. The adoption of the new statement did not have a material effect on earnings or the financial position of the Company.

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

The Company's properties have been acquired over the past three years and have a useful life ranging from three years for equipment to forty years for buildings. Assets acquired in prior years will be replaced at higher costs but this will take place over many years. These new assets will result in higher depreciation charges; but in many cases, due to technological improvements, there will be operating cost savings as well. The Company considers these matters in setting its pricing policies.

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

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK AND RISK MANAGEMENT POLICIES

Substantially all of the Company's long-term debt consists of $115.0 million of series B Senior Notes due in April, 2008. The notes carry interest at a fixed rate of 9.625%, payable semi-annually. The notes are redeemable at the option of the Company, in whole or in part, any time on or after 2003, subject to certain call premiums. The carrying amount of the notes exceeded its fair value at December 31, 2000 and 1999 by $67.9 million and $78.2 million respectively. The fair value has been determined using the market price of the related securities at December 31, 2000 and 1999.

The Company's $37.0 million credit agreement (as amended) is fully revolving until its maturity in 2003. The credit agreement bears variable interest at a rate equal to either (1) the bank's prime rate plus 100 basis points or (2) LIBOR plus 300 basis points, at the option of the Company. The weighted average interest rate for borrowings under this facility was 10.1% and 8.9% in 2000 and 1999, respectively.

The Company's interest income and expense are most sensitive to changes in the U.S. interest rates, which impact interest earned on the Company's cash and cash equivalents and available-for-sale securities as well as interest paid on borrowings under the Credit Agreement. The Company has mitigated the impact of interest rate fluctuations by issuing substantially all of its long term debt at fixed interest rates with a single maturity in 2008.

The Company's earnings are also affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies, predominantly Japan, and, to a lesser extent, in European countries. An additional risk relates to product shipped between the Company's European subsidiaries. In addition to the impact on intercompany balances, changes in exchange rates also affect volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company uses forward exchange contracts (principally against the Dutch Guilder and U.S. dollar) to offset a portion of its foreign subsidiary's exposure to gains and losses in the exchange rates between the U.S. dollar and the functional currency of the subsidiary. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash outflows resulting from the purchase of products denominated in a currency other than the functional currency of the respective business will be adversely impacted by changes in exchange rates. At December 31, 2000, the Company had one foreign currency forward contract outstanding with a contractual amount of $1.2 million. The contract matures in 2001 and the counterparty to the contract is a major multinational banking institution.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Report of Independent Auditors and the consolidated financial statements of Paragon Corporate Holdings Inc. for the years ended December 31, 2000, 1999 and 1998 are included herein.

                         PARAGON CORPORATE HOLDINGS INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
Report of Independent Auditors                                             13

Consolidated Balance Sheets                                                14
     as of December 31, 2000 and 1999

Consolidated Statements of Operations                                      15
     for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Stockholders' Equity (Deficit)                  16
     for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows                                      17
     for the years ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements                                 18

                         REPORT OF INDEPENDENT AUDITORS


To The Stockholders
Paragon Corporate Holdings Inc.

We have audited the accompanying consolidated balance sheets of Paragon Corporate Holdings Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paragon Corporate Holdings Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                                 /s/ Ernst & Young LLP

Cleveland, Ohio
April 4, 2001

                         Paragon Corporate Holdings Inc.
                           Consolidated Balance Sheets
                             (Dollars in Thousands)


                                                                     December 31,      December 31,
                                                                         2000              1999
                                                                     ------------      ------------
Assets:
Current assets:
   Cash and cash equivalents                                         $  56,914          $  15,341
   Short-term investments                                                   --              3,610
   Accounts receivable, less allowances of $2,785 and $2,264
         in 2000 and 1999, respectively                                 33,895             35,943
   Inventories                                                          43,794             45,924
   Deferred income taxes                                                 3,602                 --
   Other current assets                                                  2,321              1,923
                                                                     ---------          ---------
      Total current assets                                             140,526            102,741

Property, plant and equipment, net                                      10,826             20,363
Goodwill, net                                                           35,088             30,692
Other assets                                                             3,984              6,860
                                                                     ---------          ---------
                                                                     $ 190,424          $ 160,656
                                                                     =========          =========

Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
   Revolving credit facility                                         $  25,534          $  10,219
   Accounts payable                                                     28,671             18,813
   Accrued compensation                                                  5,194              6,034
   Accrued interest                                                      3,010              2,767
   Accrued other                                                        13,036             11,934
   Deferred service revenue                                             16,017              6,037
   Due to GEC                                                              817                852
   Current portion of long-term debt
    and capital lease obligations                                        1,010              1,498
                                                                     ---------          ---------
      Total current liabilities                                         93,289             58,154

Senior notes                                                           115,000            115,000
Other long-term debt and capital lease
   obligations, less current portion                                     1,554              1,849
Retirement obligations                                                   7,825              3,546
Deferred income taxes                                                    3,602                 --
Other long-term liabilities                                              6,204              2,296

Stockholders' equity (deficit):
   As of December 31, 2000 -- common stock, $0.01 par
   value, Authorized 5,000,000 shares; issued and
   outstanding 4,200,000 shares; As of December 31,
   1999 -- common stock, no par value, Authorized 2,000
   shares of Class A (voting) and 28,000 shares of Class B
   (non-voting); issued and outstanding
   1,000 shares of Class A and 19,000 shares of
      Class B, at stated value                                              42                  1
   Paid-in capital                                                         106                 47
   Shareholder note                                                       (100)                --
   Retained earnings (deficit)                                         (35,916)           (19,506)
   Accumulated other comprehensive loss                                 (1,182)              (731)
                                                                     ---------          ---------
      Total stockholders' equity (deficit)                             (37,050)           (20,189)
                                                                     ---------          ---------
                                                                     $ 190,424          $ 160,656
                                                                     =========          =========

See notes to consolidated financial statements.

                         Paragon Corporate Holdings Inc.
                      Consolidated Statements of Operations
                             (Dollars in Thousands)

                                                         Year Ended         Year Ended         Year Ended
                                                       Dec. 31, 2000       Dec. 31, 1999      Dec. 31, 1998
                                                       -------------       -------------      -------------
Net revenue                                              $ 235,089          $ 166,169          $ 188,531
Cost of revenue                                            179,388            124,236            130,947
                                                         ---------          ---------          ---------
Gross profit                                                55,701             41,933             57,584

COSTS AND EXPENSES
Sales and marketing expenses                                27,682             24,886             26,885
General and administrative expenses                         27,499             17,600             16,375
Research and development                                     3,401              3,631              3,046
Depreciation and amortization                                5,444              2,705              1,610
Management fee                                                --                  233              1,423
Acquisition, relocation and severance costs                  2,126              1,633              1,921
                                                         ---------          ---------          ---------
                                                            66,152             50,688             51,260
                                                         ---------          ---------          ---------
Operating income (loss)                                    (10,451)            (8,755)             6,324
Interest income                                              1,928                988              1,588
Interest expense                                           (14,567)           (12,382)           (10,336)
Other income (expense), net                                    224               (204)              (176)
                                                         ---------          ---------          ---------
Loss from continuing operations before
      income taxes and extraordinary item                  (22,866)           (20,353)            (2,600)

Income tax expense (benefit)                                    77               (193)               737
                                                         ---------          ---------          ---------
Loss from continuing operations before
      extraordinary item                                   (22,943)           (20,160)            (3,337)

Discontinued operations (Note C):
  Income from discontinued operations,
      net of income taxes of $10, $29, and $8,
      respectively                                             773              4,933              2,734
  Gain on disposal of discontinued operations               10,260               --                 --
                                                         ---------          ---------          ---------
                                                            11,033              4,933              2,734
                                                         ---------          ---------          ---------
Loss before extraordinary item                             (11,910)           (15,227)              (603)

Extraordinary item                                            --                 --               (1,280)
                                                         ---------          ---------          ---------
Net loss                                                 $ (11,910)         $ (15,227)         $  (1,883)
                                                         =========          =========          =========

See notes to consolidated financial statements.

                         Paragon Corporate Holdings Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)
                             (Dollars in Thousands)


                                                                                                        Accumulated
                                    Class A and B    Common Stock                           Retained        Other
                                    Common Stock        $0.01       Paid-in   Shareholder   Earnings    Comprehensive
                                    No par value      par value     Capital     Note       (Deficit)     Income (Loss)   Total
                                    ------------      ---------     -------     ----       ---------     -------------   -----
Balance at January 1, 1998            $      1       $   --         $  47      $   --       $  7,604      $   (521)     $  7,131
Comprehensive loss:
   Net loss                                                                                   (1,883)                     (1,883)
   Foreign currency translation
     adjustment                                                                                               (321)         (321)
   Minimum pension liability                                                                                   (46)          (46)
                                                                                                                        --------
   Total comprehensive loss                                                                                               (2,250)
Dividend distribution to
stockholder                                                                                  (10,000)                    (10,000)
                                      --------       --------       -----      --------     --------      --------      --------
Balance at December 31, 1998                 1           --            47          --         (4,279)         (888)       (5,119)
Comprehensive loss:
   Net loss                                                                                  (15,227)                    (15,227)
   Foreign currency translation                                                                                165           165
     adjustment
   Minimum pension liability                                                                                    46            46
   Unrealized losses on
     available-for-sale
     securities                                                                                                (54)          (54)
                                                                                                                        --------
   Total comprehensive loss                                                                                              (15,070)
                                      --------       --------       -----      --------     --------      --------      --------
Balance at December 31, 1999                 1           --            47          --        (19,506)         (731)      (20,189)

Exchange of Class A & B common
  stock for new stock with
  $0.01 par value                           (1)            40         (39)                                                  --
Common stock issued                                         2          98          (100)                                    --
Comprehensive loss:
    Net loss                                                                                 (11,910)                    (11,910)
     Reclassification adjustment
      for losses
      on available-for-sale
      securities
      included in net loss                                                                                      54            54
    Foreign currency translation
       adjustment                                                                                             (505)         (505)
                                                                                                                        --------
Total comprehensive loss                                                                                                 (12,361)

Dividend distribution to
   stockholder                                                                                (4,500)                     (4,500)
                                      --------       --------       -----      --------     --------      --------      --------
Balance at December 31, 2000          $   --         $     42       $ 106      $   (100)    $(35,916)     $ (1,182)     $(37,050)
                                      ========       ========       =====      ========     ========      ========      ========


See notes to consolidated financial statements

                         Paragon Corporate Holdings Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                                              Year Ended            Year Ended          Year Ended
                                                                             Dec. 31, 2000         Dec. 31, 1999       Dec. 31, 1998
                                                                             -------------         -------------       -------------
OPERATING ACTIVITIES:
    Net loss                                                                    $(11,910)           $(15,227)          $  (1,883)
    Adjustments to reconcile net loss
        to net cash provided by (used in) operating activities:
    Extraordinary item                                                              --                  --                 1,280
    Provision for depreciation and amortization                                    7,052               7,270               5,496
   Gain on sale of business                                                      (10,260)               --                  --
   Amortization of deferred financing costs                                          533                 526                 365
   Gain on sale of equipment                                                        --                  --                  (845)
   Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                 2,747               4,636              (2,758)
        (Increase) decrease in inventory                                          (5,086)              1,830                 (63)
        (Increase) decrease in other assets                                          973                (482)             (1,493)
        Increase (decrease)in accounts payable                                     6,324              (4,658)              9,328
        (Decrease) in other liabilities                                           (8,562)             (4,489)             (7,918)
                                                                                --------            --------           ---------
             Net cash provided by (used in) operating activities                 (18,189)            (10,594)              1,509


INVESTING ACTIVITIES:
    Loan to Multigraphics                                                           --                (2,000)               --
    Purchases of property, plant and equipment                                    (1,607)             (6,542)             (9,979)
    Proceeds from the sale of equipment                                             --                  --                   858
    Proceeds from sale of business, net                                           60,977                --                  --
   (Increase) decrease in short-term investments                                   3,610              17,870             (17,358)
    Acquisition of businesses, net of cash acquired                               (4,603)               --                (1,095)
                                                                                --------            --------           ---------
         Net cash provided by (used in) investing activities                      58,377               9,328             (27,574)

FINANCING ACTIVITIES:
    Net borrowings (payments) on Credit Agreement                                 15,315              10,219             (26,084)
    Payment of debt assumed in acquisition                                        (7,383)               --                  --
    Decrease in amounts due to GEC                                                   (35)               (872)             (1,221)
    Proceeds from issuance of Senior Notes                                          --                  --               115,000
    Payment of bond issuance cost                                                   --                  --                (5,241)
    Dividend distribution                                                         (4,500)               --               (10,000)
    Proceeds from long-term borrowings                                              --                   808                --
    Principal payments on long-term borrowings                                    (2,069)             (1,221)            (41,889)
                                                                                --------            --------           ---------
       Net cash provided by financing activities                                   1,328               8,934              30,565
    Effect of exchange rate changes on cash                                           57                 211                (321)
                                                                                --------            --------           ---------
    Increase in cash and cash equivalents                                         41,573               7,879               4,179
    Cash and cash equivalents at beginning of  year                               15,341               7,462               3,283
                                                                                --------            --------           ---------
    Cash and cash equivalents at end of year                                    $ 56,914            $ 15,341           $   7,462
                                                                                ========            ========           =========

See notes to consolidated financial statements

                         PARAGON CORPORATE HOLDINGS INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                             (Dollars in Thousands)

A.   ORGANIZATION

Paragon Corporate Holdings Inc. (hereinafter referred to as the "Company") is a Delaware holding company organized in September 1996. The Company has no independent operations or investments other than its investments in its subsidiaries, except that the Company has temporarily invested, at the holding company level, the residual proceeds from the Senior Notes issued during 1998 and the net proceeds from the sale of its Curtis Industries Inc. ("Curtis") subsidiary sold during 2000. N.E.S. Investment Co. owns 95% of the Company.

B.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Basis of Presentation
As described in Note D, during 2000 the Company sold its wholly-owned subsidiary, Curtis, resulting in the Company having a single business segment and a discontinued operation.

Cash Equivalents and Investments
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company's available-for-sale securities were comprised primarily of corporate debt securities and commercial paper and had maturities ranging from less than one year to ten years.

Available-for-sale securities were carried at fair value. Interest, dividends, realized gains and losses, and declines in value judged to be other than temporary, are recognized in net income (loss). The cost of securities sold was based on the specific identification method.

Accounts Receivable
Provisions for credit losses were approximately $1,847, $1,252 and $502 for the years ended December 31, 2000,1999 and 1998, respectively. Accounts written off were approximately $1,789, $413 and $794 for the years ended December 31, 2000, 1999 and 1998, respectively.

Inventories
Domestic inventories, which represent approximately 76% and 75% of total consolidated inventory at December 31, 2000 and 1999, respectively, are determined on the last-in, first-out (LIFO) basis and foreign inventories are determined on the first-in, first-out (FIFO) basis. Reserves provided for excess supply and to the extent necessary to value inventory at the lower of cost or market amounted to $12,542 and $10,055 at December 31, 2000 and 1999, respectively. The amount at December 31, 1999 includes $1,722 related to discontinued operations. Provisions for excess and obsolete inventories for the years ended December 31, 2000, 1999, and 1998 were $3,863, $2,347, and $1,055, respectively.

Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, trade receivables and payables approximate fair value due to the short maturity of these instruments. The carrying amount of the Company's revolving credit facility approximates fair value. The carrying amount of long-term debt exceeds its fair value at December 31, 2000 and 1999 by $67,850 and $78,200, respectively. The fair value has been determined using the market price of the related securities at December 31, 2000 and 1999.

Derivative Financial Instruments
The Company uses forward foreign exchange contracts (principally against the Dutch Guilder and U.S. dollar) to offset a portion of its foreign subsidiary's exposure to gains and losses in the exchange rates between the U.S. dollar and the functional currency of the subsidiary. Foreign currency forward contracts reduce the Company's exposure to the risk that the eventual net cash outflows resulting from the purchase of products denominated in a currency other than the functional currency of the respective business will be adversely impacted by changes in exchange rates. At December 31, 2000, the Company had one foreign currency forward contract outstanding with a contractual amount of $1,187. The contract matures in 2001 and the counterparty to the contract is a major multinational banking institution. Management believes that losses related to credit risk are remote. The fair value of the Company's foreign currency forward contract was $57 and was determined based on the spot exchange rate as of December 31, 2000.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

The Company maintains cash and cash equivalents with financial institutions. The Company's policy is designed to limit exposure to any one investment type. The Company performs periodic evaluations of the relative credit standing of the various investments that are contained in the Company's investment portfolio.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. The Company does not require collateral for trade accounts receivable.

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Repair and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method based on the expected useful lives of the assets, which are as follows:

                 Building and improvements          15 to 40 years
                 Machinery and equipment            3 to 18 years
                 Rental equipment                   3 years

Goodwill
Goodwill is being amortized on a straight-line basis over 30 years. Accumulated amortization was $1,001 and $2,762 at December 31, 2000 and 1999, respectively. The ongoing value and remaining useful life of goodwill are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable.

Impairment of Long-lived Assets
Impairment of long-lived assets including goodwill is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable and the Company's estimate of undiscounted cash flows over the assets remaining estimated useful life are less than the assets carrying value. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset. No impairment has been recorded in the consolidated financial statements at December 31, 2000 and 1999.

Income Taxes
Prior to May 12, 2000, the Company, and for periods prior to January 1, 2000 A.B. Dick, its wholly-owned subsidiary, were Subchapter S Corporations for United States income tax purposes. Subsequent to these dates, the Company and A.B. Dick are C corporations for United States income tax purposes. For tax reporting purposes, the Company will be included in the consolidated federal tax return of N.E.S. Investment Co. However, for financial reporting purposes, the Company's tax provision has been calculated on a stand-alone basis. The provision for income taxes is calculated in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred income taxes using the liability method.

Revenue Recognition
For the majority of its operations, the Company recognizes revenues upon shipment of its equipment and products. The Company receives advance payments for service contracts and recognizes income on a straight line basis over the contract term as service is provided. Deferred revenues are recorded on the balance sheet related to these advance payments.

The Company adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" effective October 1, 2000. The SAB did not have a material impact on the consolidated financial statements. The Company also adopted the provisions of Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" effective October 1, 2000. As a result, net revenue now includes external freight billed to customers and the related costs are included in cost of revenue. Prior year amounts have been reclassified to conform to this presentation.

Product Warranty
The Company's products (pre-press, press and post-press equipment, copiers, repair parts and supplies) are subject to varying warranty periods. A reserve for estimated future warranty obligations is included in accrued expenses based on historical rates of warranty claims.

Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2000,1999 and 1998 amounted to $2,181, $2,376 and $2,795, respectively.

Management Fee
Operations include management fees charged by Nesco, Inc., an affiliate of the majority stockholder of the Company, to provide management, legal, financial, strategic planning, business development and other services to the Company. Effective April 1, 1998, the Company and Nesco, Inc. entered into a new management agreement under which the Company has agreed to pay Nesco, Inc. fees for such services equal to 5% of earnings before interest, taxes, depreciation, amortization and other income and expense.

Foreign Currency Translation
The assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the period. The effects of exchange rate fluctuations have been reported in other comprehensive income. Gains and losses from foreign currency transactions are included in net income (loss). Foreign currency exchange gains (losses) for the years ended December 31, 2000,1999 and 1998 were not material.

Comprehensive Income (Loss)
Accumulated other comprehensive loss at December 31, 2000 consists of $1,182 relating to foreign currency translation adjustments. Accumulated other comprehensive loss at December 31, 1999 consisted of $677 relating to foreign currency translation adjustments and $54 relating to unrealized losses on available-for-sale securities.

The 2000 unrealized translation adjustment of $505 is net of a reclassification adjustment of $130 for the translation loss realized upon the sale of Curtis and included in net loss.

New Accounting Pronouncements
In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended by FASB Statements 137 and 138, was adopted on January 1, 2001. Statement 133 requires all derivatives to be recognized either as assets or liabilities in the balance sheet and be measured at fair value. The adoption of the new statement did not have a material effect on earnings or the financial position of the Company.

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

C.  ACQUISITIONS

On January 27, 2000, the Company completed the acquisition of all the outstanding common stock of Multigraphics, Inc., a supplier of high quality pre-press, press and post-press equipment, supplies, and technical services to the printing industry. Pursuant to the Merger Agreement, the Company paid $1.25 in cash per share ($3.6 million) and assumed $7.4 million of outstanding debt of Multigraphics which was refinanced by the Company at the date of acquisition. The aggregate purchase price was $12.5 million including expenses of the transaction. The excess of purchase price over net assets acquired has been assigned a value of approximately $36.1 million and is being amortized over thirty years.

In connection with the acquisition of Multigraphics, the Company anticipated that it would incur restructuring costs of approximately $2.0 million comprised primarily of employee termination and relocation costs during 2000. For the year ended December 31, 2000, the Company incurred and expensed $2.1 million of these costs and anticipates that it will incur $0.2 million of additional costs in 2001 to complete the integration. Employee termination costs and contractual obligations pertaining to the integration of Multigraphics that qualified under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and thus included in the purchase price allocation amounted to $4.5 million. Amounts paid and charged against this liability in 2000 were $2.0 million.

The acquisition of Multigraphics was accounted for as a purchase and, accordingly, the results of operations of Multigraphics are included in the consolidated financial statements from the date of acquisition. The following unaudited pro forma information presents the results of operations for 2000 and 1999, respectively, as though the acquisition had occurred on January 1, 1999. The pro forma amounts give effect to certain adjustments, principally goodwill amortization and depreciation expense related to the write-off of redundant computer equipment, software, and leasehold improvements. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1999.


                                                             (Unaudited)
                                                   ------------------------------
                                                      2000                 1999
                                                   ----------          ----------
Net revenues                                       $ 243,099           $ 272,168
Operating loss from continuing operations            (10,585)             (7,447)
Net loss                                             (12,226)            (15,791)

In 1998, the Company acquired two businesses, which added complementary products and increased distribution for the Company's foreign printing equipment and supplies business. The cost of the acquisitions, net of cash acquired, was $1,095. These acquisitions were accounted for as purchases with the acquired assets and liabilities recorded at estimated fair value at the date of acquisition. The acquired companies operating results have been included in the statement of operations since their respective acquisition dates.

D.  DISCONTINUED OPERATIONS

On April 27, 2000, the Company entered into a definitive agreement to sell substantially all of the assets and related liabilities of its wholly-owned subsidiary, Curtis, which comprised the Company's automotive and industrial supplies segment. The transaction closed on May 10, 2000 and the Company received net proceeds of $61.0 million resulting in a $10.3 million gain.

The disposition of Curtis represented the disposal of a segment of a business under APB Opinion No. 30. Accordingly, the consolidated statements of operations have been restated to reflect the results of Curtis as a discontinued operation. For the years ended December 31, 2000, 1999, and 1998, net revenues of Curtis were $27.7 million, $83.5 million, and $81.1 million, respectively.

E.   INVESTMENTS

At December 31, 1999, available-for-sale securities included U.S. corporate debt securities and other debt securities which were recorded at their estimated fair value of $3,610. The cost basis of the available-for-sale securities was $3,664 resulting in unrealized losses of $54 at December 31, 1999.

In 2000,1999, and 1998, the gross realized gains on sales of available-for-sale securities totaled $0, $1, and $195, respectively, and gross realized losses were $61, $73, and $198, respectively. The net adjustment to unrealized holding losses on available-for-sale securities, included as a separate component of comprehensive income, totaled approximately $54 in 2000 and 1999.

F. INVENTORIES

Inventories are summarized as follows:

                                                   December 31,      December 31,
                                                       2000             1999
                                                   ------------      ------------
          Raw materials and work in process          $ 8,678          $ 5,527
          Finished goods                              36,654           37,290
          LIFO reserve                                (1,538)           3,107
                                                     -------          -------
                                                     $43,794          $45,924
                                                     =======          =======


Total inventory at December 31, 1999 includes $15.6 million related to discontinued operations. LIFO costs exceeded FIFO costs by approximately $3.8 million at December 31, 1999. This excess relates solely to discontinued operations.

G. PROPERTY, PLANT AND EQUIPMENT

Property and equipment is summarized as follows:


                                                December 31,       December 31,
                                                    2000               1999
                                                ------------       ------------
          Land                                     $    --          $   330
          Buildings and improvements                 4,369            7,411
          Machinery and equipment                   11,017           15,405
          Rental assets                              2,078            7,182
                                                   -------          -------
                                                    17,464           30,328
          Less:  accumulated depreciation            6,638            9,965
                                                   -------          -------
                                                   $10,826          $20,363
                                                   =======          =======

Depreciation expense for the years ended December 31, 2000, 1999 and 1998, was $4,443, $2,696, and $1,610, respectively. Property, plant, and equipment net at December 31, 1999, includes $9.4 million related to discontinued operations.

H. FINANCING ARRANGEMENTS

Long-term debt included the following:

                                                                      December 31,       December 31,
                                                                          2000              1999
                                                                      ------------       ------------
          PARAGON:
               9 5/8% Series B Senior Notes, interest payable
                   semi-annually, due April, 2008                       $115,000          $115,000
          CURTIS:
               Capital lease obligations                                    --                 377
          A.B.DICK:
               Term loan payable in monthly installments                                       499
                   through February 2004; interest rate of 11%               397
               Term loans payable in monthly installments
                   through March 2004; interest rate of 8%                   155               182
               Capital lease obligations                                   2,012             2,289
                                                                        --------          --------
          Total debt                                                     117,564           118,347
          Less:  current portion                                           1,010             1,498
                                                                        --------          --------
          Total long-term debt                                          $116,554          $116,849
                                                                        ========          ========

The aggregate maturities of the long-term debt for each of the five years subsequent to December 31, 2000 are as follows:


              Year Ending
              December 31:
                     2001           $      1,010
                     2002                    795
                     2003                    610
                     2004                    130
                     2005                     19
                  Thereafter             115,000

On April 1, 1998, the Company issued $115.0 million of 9 5/8% Series A Senior Notes due 2008. On September 1, 1998, the Company completed an exchange of all of the 9 5/8% Series A Senior Notes for 9 5/8% Series B Senior Notes due 2008 ("Series B Notes" or "Senior Notes"). The Series B Senior Notes are registered under the Securities Act of 1933 and are redeemable at the option of the Company, in whole or in part, any time on or after 2003 subject to certain call premiums. Interest on the Senior Notes is payable semi-annually on October 1 and April 1 in arrears. The Company has not made its April 1, 2001 interest payment of $5.5 million. The Company elected to avail itself of the 30 day grace period available under the indenture to postpone payment of this obligation. The Senior Notes are unsecured obligations of the Company and are guaranteed by the domestic subsidiaries of the Company and contain various restrictive covenants that, among other things, place limitations on the sale of assets, payment of dividends, incurring additional indebtedness and restrict transactions with affiliates. Debt issuance costs of $4,917 are being amortized over the life of the Senior Notes.

          Gross proceeds of Senior Notes                    $ 115,000
          Repayment of term loans                             (39,649)
          Repayment of revolving credit facilities            (26,084)
          Dividend paid to stockholder                        (10,000)
          Fees and expenses                                    (5,241)
                                                            ---------
          Excess cash from proceeds                         $  34,026
                                                            =========

The Company and Key Corporate Capital Inc. ("Key") are parties to a credit facility and security agreement dated April 1, 1998 and amended as of March 31, 2001, pursuant to which Key has provided the Company a revolving line of credit equal to $37.0 million (the "Credit Agreement"). The availability under the Credit Agreement (approximately $6.0 million at March 31, 2001) is equal to the sum of (i) 80% of the eligible accounts receivable, plus (ii) 60% of the eligible inventory (capped at $18.5 million), less (iii) reserves and outstanding letters of credit. The Credit Agreement is guaranteed by A.B.Dick pursuant to separate credit guaranty agreements with Key. The Credit Agreement is secured by liens on accounts receivable and inventory of A.B.Dick, pursuant a security agreement between Key and A.B.Dick. The Credit Agreement contains certain financial and other covenants which, among other things, establish minimum EBITDA and fixed charge ratios. At December 31, 2000, the Company was in violation of the minimum EBITDA and fixed charge ratio covenants for which it has received waivers through December 31, 2000. The financial covenants were amended on March 31, 2001 to reflect the Company's current financial outlook. The Credit Agreement is fully revolving until its final maturity in 2003. The Credit Agreement bears interest at a rate determined according to a sliding scale under which the rate adjusts based upon the Company's performance. The Credit Agreement bears interest at a rate equal to (i) Key's prime rate plus 100 basis points, or (ii) LIBOR plus 300 basis points, at the option of the Company. At December 31, 2000, $25.5 million was outstanding under the Credit Agreement. A fee of 3/8% per annum is charged on the unused portion of the Credit Agreement. At December 31, 2000 and 1999 there were $3.1 million and $3.1 million of letters of credit outstanding, respectively. The weighted average interest rate for this facility was 10.1% and 8.9% at December 31, 2000 and 1999, respectively.

During the years ended December 31, 2000,1999 and 1998, the Company paid interest of $13,915 and $11,523 and $9,727, respectively.

An extraordinary expense of $1,280 was recorded during the second quarter of 1998 related to the write-off of deferred financing costs and fees associated with the early extinguishment of certain of the Company's debt.

I.  LEASE COMMITMENTS

The Company leases certain facilities and equipment, which generally provide that the Company pay the insurance, maintenance and property taxes related to the leases. In the normal course of business, the Company expects that, as leases expire, they will be renewed or replaced by other leases. The leases generally provide for renewal options and various escalation clauses.

As of December 31, 2000, minimum lease payments under capitalized leases and non-cancelable operating leases are as follows:


                                                      Capital         Operating
Year Ending December 31:                              Leases            Leases
                                                  ------------     -------------
     2001                                         $        970     $       5,858
     2002                                                  735             5,330
     2003                                                  444             4,044
     2004                                                  124             2,386
     2005                                                   20             1,313
     Thereafter                                              0             1,717
                                                  ------------     -------------
Total minimum lease payments                      $      2,293     $      20,648
                                                                   =============
Imputed interest                                           281
                                                  ------------
Present value of minimum lease payments
   (including current portion of $850)            $      2,012
                                                  ============

The above lease commitments have not been reduced by aggregate minimum sublease rentals of $3,352 due in the future under non-cancelable subleases.

The Company had $4,087, $3,152 and $3,772 of rental expense for the years ended December 31, 2000,1999 and 1998, respectively.

Assets held under capitalized leases and included in machinery and equipment were $2,144 and $2,107, net of accumulated amortization of $1,533 and $1,093 at December 31, 2000 and 1999, respectively. Amortization of these assets is included in depreciation expense in the statement of operations. During 2000 and 1999, the Company incurred capital lease obligations of $740 and $876, for the acquisition of equipment.

In 1998, the Company entered into a lease agreement for its headquarters facilities with an affiliate. The lease has a term of 10 years and requires monthly rental payments of approximately $35, has one five-year renewal option and provides for rental increases of 3% per year commencing with the second lease year.

J. INCOME TAXES

On March 14, 2000, A.B.Dick Company ("A.B.Dick"), a wholly-owned subsidiary of the Company, elected C Corporation status for United States income tax purposes effective January 1, 2000. Accordingly, as of January 1, 2000, A.B.Dick recognized its existing deferred income taxes. On July 14, 2000, the Company elected C Corporation status for United States income tax purposes effective May 12, 2000. The Company did not have any deferred income taxes. Prior to these elections, the Company and its wholly-owned subsidiary, A.B.Dick, were treated as Subchapter S Corporations for United States income tax purposes. For 1999, the Company's United States operations were not subject to income taxes as separate entities and the Company's United States income was included in the income tax returns of the majority stockholder. Under the terms of the Tax Payment Agreement with the majority stockholder, the Company has made distributions to the majority stockholder for payment of income taxes as required. During 2000, the Company distributed $4.5 million to the majority stockholder for income tax liabilities related to the sale of Curtis pursuant to the Tax Payment Agreement. The Company has subsidiaries located in the United Kingdom, Canada, Belgium and the Netherlands which are subject to income taxes in their respective countries.

For the years ended December 31, 2000, 1999 and 1998, the Company paid income taxes of $15, $258 and $557, respectively.

Loss from continuing operations before income taxes and extraordinary item consist of the following:


                             December 31,             December 31,             December 31,
                                 2000                     1999                     1998
                        --------------------     --------------------    ---------------------
United States           $           (18,749)     $           (16,336)    $             (5,663)
Foreign                              (4,117)                  (4,017)                   3,063
                        --------------------     --------------------    ---------------------
                        $           (22,866)     $           (20,353)    $             (2,600)
                        ====================     ====================    =====================

Income taxes are summarized as follows:

                                  December 31,     December 31,     December 31,
                                     2000             1999             1998
                                --------------   --------------   --------------
Current:
   United States
         Federal                $          --      $      --         $     --
         State and local                   --             --               --
   Foreign                                 77            (193)             737
                                --------------     ----------        ---------
                                $          77      $     (193)       $     737
                                ==============     ==========        =========
Deferred:
   United States
         Federal                $          --      $      --         $     --
         State and local                   --             --               --
   Foreign                                 --             --               --
                                --------------     ----------        ---------
                                $          --      $      --         $     --
                                ==============     ==========        =========

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

Significant components of the Company's deferred income tax assets and liabilities are as follows:


                                                           December 31,            December 31,
                                                               2000                    1999
                                                           ------------            ------------
     Deferred income tax assets:
              Accrued liabilities                           $   6,762              $        --
              Capitalized research and development              1,162                       --
              Property, plant and equipment                       776                       --
              AMT credit carryforward                           1,800                       --
              Net operating loss carryforward                  97,238                      988
              Other                                             3,104                       --
                                                            ---------              ------------
                                                              110,842                       --
              Valuation allowance                            (106,501)                    (988)
                                                            ---------              ------------
     Total deferred income tax assets                           4,341                       --

     Deferred income tax liabilities:
              Inventory                                        (3,593)                      --
              Other                                              (748)                      --
                                                            ---------              ------------
     Total deferred income tax liabilities                     (4,341)                      --
                                                            ---------              ------------
     Net deferred income taxes                              $    --                $        --
                                                            =========              ============

A reconciliation of income taxes computed at the statutory rate to the effective rate follows:

                                                                             December 31,
                                                                                 2000
                                                                             -------------
Income taxes at the United States statutory rate                                 (35.0)%
Effective tax rate differential of earnings outside the U.S.                        6.6%
Cumulative effect of deferred income taxes on date of
         conversion to C corporate                                                (4.4)%
S corporation income not subject to U.S. income tax                                 8.9%
Valuation allowance                                                                22.5%
Other, net                                                                          1.7%
                                                                              ----------
                                                                                    0.3%
                                                                              ==========

K. GEOGRAPHIC INFORMATION

The Company is engaged in the manufacture, sale, distribution, and service of offset presses, cameras, and platemakers and related supplies for the graphic arts and printing industry. The Company's products are sold directly through a network of branches and independent distributors to the global quick print and small commercial printing customers in the United States, Canada, the United Kingdom, the Netherlands and Belgium, as well as other European countries.

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

The Company's financial data by geographic area for the years ended December 31, 2000,1999 and 1998 is as follows:

                                                                        Year Ended     Year Ended      Year Ended
                                                                         Dec. 31,        Dec. 31,        Dec. 31,
                                                                           2000            1999           1998
                                                                         ---------      ---------      -----------
     Net revenues:
        Domestic                                                         $ 198,549      $ 129,102        $ 143,503
        Foreign:
           Canada                                                           14,022         14,351           20,479
           Belgium                                                           2,325          3,620            4,262
           United Kingdom                                                   16,036         17,374           19,828
           Netherlands                                                       7,637          5,518            4,173
        Elimination between geographic areas                                (3,480)        (3,796)          (3,714)
                                                                         ---------      ---------        ---------
     Total net revenues                                                  $ 235,089      $ 166,169        $ 188,531
                                                                         =========      =========        =========

     Operating income (loss):
        Domestic                                                         $  (6,252)     $  (5,584)       $   4,515
        Foreign:
           Canada                                                             (535)            37            1,126
           Belgium                                                            (568)        (1,289)            (245)
           United Kingdom                                                      (10)        (1,088)             518
           Netherlands                                                      (3,161)          (831)             410
        Elimination between geographic areas                                    75             --               --
                                                                         ---------      ---------        ---------
     Total operating income (loss)                                       $ (10,451)     $  (8,755)       $   6,324
                                                                         =========      =========        =========
     Long-lived assets (pertaining to continuing operations):
        Domestic                                                         $   9,814      $   9,891        $   8,940
        Foreign:
           Canada                                                              204            268              208
           Belgium                                                              20             22               41
           United Kingdom                                                      327            454              257
           Netherlands                                                         461            310               31
                                                                         ---------      ---------        ---------
     Total long-lived assets                                             $  10,826      $  10,945        $   9,477
                                                                         =========      =========        =========

The components of revenues and gross margin by equipment/supplies and service are summarized as follows:

                                                 Year Ended             Year Ended             Year Ended
                                                Dec. 31, 2000          Dec. 31, 1999          Dec. 31, 1998
                                             -----------------      -----------------      -----------------
Revenues:
         Equipment and supplies              $         165,767      $         127,405      $         145,843
         Service                                        69,322                 38,764                 42,688
                                             -----------------      -----------------      -----------------
                  Total revenue                        235,089      $         166,169      $         188,531
                                             =================      =================      =================
Gross Margin:
         Equipment and supplies              $          35,393      $          28,429      $          41,506
         Service                                        20,308                 13,504                 16,078
                                             -----------------      -----------------      -----------------
                  Total Gross Margin         $          55,701      $          41,933      $          57,584
                                             =================      =================      =================


L. EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution plan that includes an employee 401(k)-contribution provision covering certain employees. The plan provides for employee contributions ranging from 1%-15% of employee's compensation, subject to statutory limitation, as well as a matching Company contribution equal to 25% of the employee's contribution but limited to 6% of compensation. The Company contribution for the years ended December 31, 2000,1999 and 1998, was approximately $588, $311, and $314, respectively.

The Company also provides post-retirement benefits in the form of limited life insurance and health care benefits to certain domestic retired employees of the former Multigraphics entity. The Company funds only the plan's annual cash requirements.

Curtis maintained a defined benefit pension plan and a post-retirement benefit plan for certain former UAW manufacturing employees. The pension and post-retirement plans of Curtis were included in the sale of Curtis and therefore the expense associated with these plans in 2000, 1999, and 1998 has been presented within the income from discontinued operations.

The components of net periodic benefit costs were as follows:

                                                                                 Curtis
                                                                      ---------------------------
                                                    Post-Retirement   Post-Retirement    Pension
                                                       Benefits          Benefits        Benefits
                                                         2000              1999            1999
                                                    ---------------   ---------------    --------
Components of net periodic benefit cost:
         Service cost                                  $       3           $ --          $  --
         Interest cost                                       585              95              138
         Expected return on plan assets                    --                --              (133)
                                                       ---------           -----         --------
Net periodic benefit cost                              $     588           $  95         $      5
                                                       =========           =====         ========


The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheet as of December 31, 2000 and 1999.


                                                                             Curtis
                                                                    ----------------------------
                                                  Post-Retirement   Post-Retirement      Pension
                                                     Benefits          Benefits          Benefits
                                                       2000              1999              1999
                                                  --------------    ---------------     ---------
     Change in benefit obligation:
     Beginning balance                               $ 8,397           $ 1,433           $ 2,387
     Service cost                                          3              --                --
     Interest cost                                       585                95               138
     Actuarial (gain) loss                              (610)              348              (246)
     Benefits paid                                      (560)             (135)             (199)
                                                     -------           -------           -------
     Ending balance                                  $ 7,815           $ 1,741           $ 2,080

     Change in plan assets:
     Beginning balance                               $  --             $  --             $ 1,992
     Actual return on plan assets                       --                --                  95
     Employer contributions                              560               135                10
     Benefits paid                                      (560)             (135)             (199)
                                                     -------           -------           -------
     Ending balance                                  $  --             $  --             $ 1,898
                                                     -------           -------           -------
     Projected benefit obligation in
       excess of plan assets                         $(7,815)          $(1,741)          $  (182)
     Unrecognized net actuarial (gain) loss             (610)              388              (162)
                                                     -------           -------           -------
     Accrued benefit cost                            $(8,425)          $(1,353)          $  (344)
                                                     =======           =======           =======

Assumptions used in the accounting for the employee benefit plans are shown in the following table as weighted-averages:

                                                    2000            1999
                                                   ------          ------
     Pension benefits:
          Discount rate                              --            7.25%
          Expected return on plan assets             --             7.0%
     Post-retirement benefits:
         Discount rate                              7.5%            7.5%

For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. This rate was assumed to decrease to 5% by 2005.

Assumed health care cost trend rates have a significant effect on the amounts reported. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                   1 Percentage Point     1 Percentage Point
                                                       Increase               Decrease
                                                   ------------------     ------------------
Effect on total of service and                      $     203              $       135
interest cost components in 2000

Effect on post-retirement benefit obligation        $     316              $      (279)
as of December 31, 2000

Curtis maintained a deferred compensation plan for its sales representatives, deferred compensation agreements with certain former executives, a supplement executive retirement plan, and a 401(k) retirement savings plan. Liabilities recorded for the outstanding contributions to these plans at December 31, 1999 was $2,239.

M. STOCKHOLDER'S EQUITY

On May 26, 2000, the Board of Directors approved an amendment to the articles of incorporation that authorized the issuance of 5,000,000 shares of $0.01 par value common stock and also authorized the exchange of all outstanding shares of Class A and Class B no par value common stock for the $0.01 par value common stock.

The Company issued 210,000 shares of its common stock to an officer of its wholly-owned subsidiary, A.B.Dick Company, in exchange for a non-interest bearing note secured by the underlying shares. The outstanding principal balance on this note amounted to $0.1 million at December 31, 2000 and is classified as a reduction of stockholders' equity (deficit).

N. GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

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

The Company's foreign subsidiaries and Multigraphics LLC are not guarantors of the Senior Notes. Summarized condensed, consolidating financial statements for the Company, the guarantor subsidiaries and the non-guarantor, foreign subsidiaries are as follows:


                                                                Combined         Combined
                                                  The          Guarantor       Non-Guarantor
                                                Company        Subsidiaries    Subsidiaries       Eliminations     Total
                                                -------        ------------    ------------       ------------     ------
BALANCE SHEET DATA
(DECEMBER 31, 2000):
Current assets:
         Cash and cash equivalents             $  3,440          $ 52,719         $   755          $     --         $ 56,914
         Accounts receivable, net                  --              27,990           5,905                --           33,895
         Inventories                               --              35,946           8,569                (721)        43,794
         Other                                      102             3,957           1,864                --            5,923
                                               --------          --------         -------          ----------       --------
Total current assets                              3,542           120,612          17,093                (721)       140,526

Property, plant and equipment, net                 --               9,904             922                --           10,826
Goodwill                                           --              35,088            --                  --           35,088
Investment in subsidiaries                       93,088            15,348            --              (108,436)          --
Other assets                                      3,656               328            --                  --            3,984
Intercompany                                       --              10,267            --               (10,267)          --
                                               --------          --------         -------          ----------       --------
Total Assets                                   $100,286          $191,547         $18,015          $ (119,424)      $190,424
                                               ========          ========         =======          ==========       ========
Current liabilities:
         Revolving credit facility             $ 25,534          $  --            $  --            $     --         $ 25,534
         Accounts payable                          --              26,188           2,483                --           28,671
         Accrued expenses                         3,093            11,848           6,299                --           21,240
         Deferred service revenue                  --              15,197             820                --           16,017
         Due to GEC                                --                 817            --                  --              817
         Current portion of long-term debt
               and capital lease obligations       --                 964              46                --            1,010
         Intercompany                             4,991             3,787           1,489             (10,267)          --
                                               --------          --------         -------          ----------       --------
Total current liabilities                        33,618            58,801          11,137             (10,267)        93,289
Senior notes                                    115,000             --               --                  --          115,000
Other long-term debt and capital lease
      obligations, less current portion            --               1,445             109                --            1,554
Retirement obligations                             --               3,904           3,921                --            7,825
Other long-term liabilities                        --               7,588           2,218                --            9,806
Stockholders' equity (deficit)                  (48,332)          119,809             630            (109,157)       (37,050)
                                               --------          --------         -------          ----------       --------
Total liabilities and stockholders' equity     $100,286          $191,547         $18,015          $ (119,424)      $190,424
                                               ========          ========         =======          ==========       ========

                                                                   Combined         Combined
                                                     The          Guarantor       Non-Guarantor
                                                   Company        Subsidiaries    Subsidiaries       Eliminations     Total
INCOME STATEMENT DATA                              -------        ------------    ------------       ------------     ------
(YEAR ENDED DECEMBER 31, 2000):
Net revenue                                        $  --           $    202,776    $     35,793        $   (3,480)     $235,089
Cost of revenue                                       --                155,394          27,549            (3,555)      179,388
                                                  --------         ------------    ------------        ----------      --------
Gross profit                                          --                 47,382           8,244                75        55,701
Total operating expenses                             2,562               51,855          11,735              --          65,152
                                                  --------         ------------    ------------        ----------      --------
Operating income (loss)                             (2,562)              (4,473)         (3,491)               75       (10,451)
Interest income (expense), net                     (13,998)               1,322              37              --         (12,639)
Other income (expense)                                 363                  112            (251)             --             224
                                                  --------         ------------    ------------        ----------      --------
Income (loss) from continuing operations
         before income taxes                       (16,197)              (3,039)         (3,705)               75       (22,866)
Income tax expense                                    --                     43              34              --              77
                                                  --------         ------------    ------------        ----------      --------
Income (loss) from continuing operations           (16,197)              (3,082)         (3,739)               75       (22,943)
Discontinued operations:
  Income (loss) from discontinued
         operations, net of taxes of $10              --                  1,006            (356)              123           773
  Gain on disposal of discontinued operations         --                 10,260            --                --          10,260
                                                  --------         ------------    ------------        ----------      --------
                                                      --                 11,266            (356)              123        11,033
Net income (loss)                                 $(16,197)        $      8,184    $     (4,095)       $      198      $(11,910)
                                                  ========         ============    ============        ==========      ========

CASH FLOW DATA
(YEAR ENDED DECEMBER 31, 2000):
Net cash provided by (used in)
         operating activities                     $(14,801)        $      1,334    $     (4,624)       $      (98)     $(18,189)
Investing activities:
   Proceeds from sale of business                     --                 60,977            --                --          60,977
   Purchases of property, plant and equipment         --                 (1,218)           (389)             --          (1,607)
   Decrease in short-term investments                3,610                 --              --                --           3,610
   Acquisition of businesses, net of
        cash acquired                               (5,091)                 488            --                --          (4,603)
                                                  --------         ------------    ------------        ----------      --------
   Net cash provided by (used in) investing
        activities                                  (1,481)              60,247            (389)             --          58,377
Financing activities:
   Net borrowings on revolving credit facility      15,315                 --              --                --          15,315
   Repayment of acquisition debt assumed            (7,383)                --              --                --          (7,383)
   Decrease in amounts due to GEC                     --                    (35)           --                --             (35)
   Principal payments on long-term borrowings         --                 (2,013)            (56)             --          (2,069)
   Dividends received (paid)                         4,500               (4,500)           --                --            --
   Dividend distribution                            (4,500)                --              --                --          (4,500)
   Intercompany transactions                         4,030               (7,710)          3,582                98          --
                                                  --------         ------------    ------------        ----------      --------
Net cash provided by (used in) financing
        activities                                  11,962              (14,258)          3,526                98         1,328
Effect of exchange rate changes on cash               --                   --                57              --              57
                                                  --------         ------------    ------------        ----------      --------
Increase (decrease) in cash and cash equivalents    (4,320)              47,323          (1,430)             --          41,573
Cash and cash equivalents at beginning of year       7,760                5,396           2,185              --          15,341
                                                  --------         ------------    ------------        ----------      --------
Cash and cash equivalents at end of year          $  3,440         $     52,719    $        755        $     --        $ 56,914
                                                  ========         ============    ============        ==========      ========

                                                                     Combined         Combined
                                                       The          Guarantor       Non-Guarantor
                                                     Company       Subsidiaries     Subsidiaries    Eliminations       Total
                                                   ---------       ------------     -------------   ------------      ---------
BALANCE SHEET DATA
(DECEMBER 31, 1999):
Current assets:
         Cash and cash equivalents                 $   7,760         $  5,396        $ 2,185        $    --           $  15,341
         Short-term investments                        3,610             --             --               --               3,610
         Accounts receivable, net                     31,254           26,155          9,788          (31,254)           35,943
         Inventories                                    --             36,155         10,757             (988)           45,924
         Other                                           398              889            636             --               1,923
                                                   ---------         --------        -------        ---------         ---------
Total current assets                                  43,022           68,595         23,366          (32,242)          102,741

Property, plant and equipment, net                         5           19,040          1,318             --              20,363
Goodwill                                                --             30,637             55             --              30,692
Investment in subsidiaries                            58,488           15,028           --            (73,516)             --
Other assets                                           6,839               17              4             --               6,860
                                                   ---------         --------        -------        ---------         ---------
Total Assets                                       $ 108,354         $133,317        $24,743        $(105,758)        $ 160,656
                                                   =========         ========        =======        =========         =========

Current liabilities:
         Revolving credit facility                 $  10,219         $   --          $  --          $    --           $  10,219
         Accounts payable                               --             16,167          2,646             --              18,813
         Accrued expenses                              3,324           13,968          3,443             --              20,735
         Deferred service revenue                       --              4,942          1,095             --               6,037
         Due to GEC                                     --                852           --               --                 852
         Current portion of long-term debt
              and capital lease obligations             --              1,448             50             --               1,498
         Intercompany                                   --             27,123          5,163          (32,286)             --
                                                   ---------         --------        -------        ---------         ---------
Total current liabilities                             13,543           64,500         12,397          (32,286)           58,154
Senior notes                                         115,000             --             --               --             115,000
Other long-term debt and capital lease
     obligations, less current portion                  --              1,717            132             --               1,849
Retirement obligations                                  --              3,539              7             --               3,546
Other long-term liabilities                             --              2,296           --               --               2,296
Stockholders' equity (deficit)                       (20,189)          61,265         12,207          (73,472)          (20,189)
                                                   ---------         --------        -------        ---------         ---------
Total liabilities and stockholders' equity         $ 108,354         $133,317        $24,743        $(105,758)        $ 160,656
                                                   =========         ========        =======        =========         =========

                                                                         Combined       Combined
                                                            The         Guarantor      Non-Guarantor
                                                          Company      Subsidiaries    Subsidiaries   Eliminations    Total
                                                          -------      ------------    ------------   ------------   ---------
INCOME STATEMENT DATA
(YEAR ENDED DECEMBER 31, 1999):
Net revenue                                              $   --         $ 129,102       $ 40,863       $(3,796)      $ 166,169
Cost of revenue                                              --            97,569         30,463        (3,796)        124,236
                                                         --------       ---------       --------       --------      ---------
Gross profit                                                 --            31,533         10,400          --            41,933
Total operating expenses                                      586          36,091         13,570           441          50,688
                                                         --------       ---------       --------       --------      ---------
Operating loss                                               (586)         (4,558)        (3,170)         (441)         (8,755)
Interest income (expense), net                             (9,871)         (1,566)            43          --           (11,394)
Other (expense), net                                         --               (81)          (123)         --              (204)
                                                         --------       ---------       --------       --------      ---------
Loss from continuing operations before income taxes       (10,457)         (6,205)        (3,250)         (441)        (20,353)
Income tax expense (benefit)                                 --                49           (242)         --              (193)
                                                         --------       ---------       --------       --------      ---------
Loss from continuing operations                           (10,457)         (6,254)        (3,008)         (441)        (20,160)
Discontinued operations:
         Income (loss) from discontinued
         operations, net of taxes of $29                     --             4,629           (145)          449           4,933
                                                         --------       ---------       --------       --------      ---------
Net income (loss)                                        $(10,457)      $  (1,625)      $ (3,153)      $     8       $ (15,227)
                                                         ========       =========       ========       ========      =========
CASH FLOW DATA
(YEAR ENDED DECEMBER 31, 1999):
Net cash provided by (used in)
      operating activities                               $(10,069)      $   1,079       $ (1,604)      $  --         $ (10,594)
Investing activities:
   Loan to Multigraphics                                   (2,000)           --             --            --            (2,000)
   Purchases of property, plant and equipment                --            (5,682)          (860)         --            (6,542)
   Decrease in short-term investments                      17,870            --             --            --            17,870
                                                         --------       ---------       --------       --------      ---------
   Net cash provided by (used in) investing                15,870          (5,682)          (860)         --             9,328
         activities
Financing activities:
   Borrowings made on revolving credit facility            10,219            --             --            --            10,219
   Intercompany                                            (8,288)          7,444            844          --              --
   Decrease in amounts due to GEC                            --              (872)          --            --              (872)
   Proceeds from long-term borrowings                        --               588            220          --               808
   Principal payments on long-term borrowings                --            (1,183)           (38)         --            (1,221)
                                                         --------       ---------       --------       --------      ---------
Net cash provided by financing activities                   1,931           5,977          1,026          --             8,934
Effect of exchange rate on cash                              --              (152)           363          --               211
                                                         --------       ---------       --------       --------      ---------
Increase (decrease) in cash and cash equivalents            7,732           1,222         (1,075)         --             7,879
Cash and cash equivalents at beginning of year                 28           4,174          3,260          --             7,462
                                                         --------       ---------       --------       --------      ---------
Cash and cash equivalents at end of year                 $  7,760       $   5,396       $  2,185       $  --         $  15,341
                                                         ========       =========       ========       ========      =========

                                                                         Combined          Combined
                                                           The          Guarantor       Non-Guarantor
                                                         Company       Subsidiaries      Subsidiaries      Eliminations    Total
                                                         -------       ------------      ------------      ------------   --------
INCOME STATEMENT DATA
(YEAR ENDED DECEMBER 31, 1998):
Net revenue                                             $    --           $ 143,503         $ 48,742         $(3,714)     $ 188,531
Cost of revenue                                              --             100,475           34,186          (3,714)       130,947
                                                        ---------         ---------         --------         -------      ---------
Gross profit                                                 --              43,028           14,556            --           57,584
Total operating expenses                                      421            37,559           12,747             533         51,260
                                                        ---------         ---------         --------         -------      ---------
Operating income (loss)                                      (421)            5,469            1,809            (533)         6,324
Interest income (expense), net                             (7,741)           (1,137)             130            --           (8,748)
Other income (expense), net                                  --                (595)             419            --             (176)
                                                        ---------         ---------         --------         -------      ---------
Income (loss) from continuing operations
         before income taxes and extraordinary items       (8,162)            3,737            2,358            (533)        (2,600)
Income tax expense                                           --                  51              686            --              737
                                                        ---------         ---------         --------         -------      ---------
Income (loss) from continuing operations before
         extraordinary items                               (8,162)            3,686            1,672            (533)        (3,337)
Discontinued operations:
      Income (loss) from discontinued operations,
         net of taxes of $8                                  --               2,502             (274)            506          2,734
                                                        ---------         ---------         --------         -------      ---------
Income (loss) before extraordinary items                   (8,162)            6,188            1,398             (27)          (603)

Extraordinary item                                           (170)           (1,110)            --              --           (1,280)
                                                        ---------         ---------         --------         -------      ---------
Net income (loss)                                       $  (8,332)        $   5,078         $  1,398         $   (27)     $  (1,883)
                                                        =========         =========         ========         =======      =========
CASH FLOW DATA
(YEAR ENDED DECEMBER 31, 1998):
Net cash provided by (used in)
      operating activities                              $  (8,204)        $   9,429        $     284         $   --       $   1,509
Investing activities:
   Purchases of property, plant and equipment                --              (9,434)            (545)           --           (9,979)
   Proceeds from the sale of equipment                       --                 858             --              --              858

   Increase in short-term investments                     (17,358)             --               --              --          (17,358)
   Acquisition of businesses, less cash acquired             --                (233)            (862)           --           (1,095)
                                                        ---------         ---------         --------         -------      ---------
   Net cash used in investing activities                  (17,358)           (8,809)          (1,407)           --          (27,574)
Financing activities:
   Payments on revolving credit facility                     --             (26,084)            --              --          (26,084)
   Intercompany                                           (52,497)           49,785            2,712            --             --
   Proceeds from bond offering                            115,000              --               --              --          115,000

   Payment of bond issue cost                              (5,241)             --               --              --           (5,241)
   Decrease in amounts due to GEC                            --              (1,221)            --              --           (1,221)
   Dividend distribution                                  (10,000)             --               --              --          (10,000)
   Principal payments on long-term borrowings             (21,700)          (20,189)            --              --          (41,889)
                                                        ---------         ---------         --------         -------      ---------
Net cash provided by financing activities                  25,562             2,291            2,712            --           30,565
Effect of exchange rate on cash                              --                  90             (411)           --             (321)
                                                        ---------         ---------         --------         -------      ---------
Increase in cash and cash equivalents                        --               3,001            1,178            --            4,179
Cash and cash equivalents at beginning of year                 28             1,173            2,082            --            3,283
                                                        ---------         ---------         --------         -------      ---------
Cash and cash equivalents at end of year                $      28         $   4,174         $  3,260         $  --        $   7,462
                                                        =========         =========         ========         =======      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of the Company.


Name                        Age     Position with the Company
Frank D. Zaffino             60     President and Chief Executive Officer and Director
Brian J. Longe               40     President and Chief Executive Officer of A.B.Dick Company
Gregory T. Knipp             46     Chief Financial Officer
John H. Fountain             37     Chairman of the Board
Donald F. Hastings           72     Director
John J. Kahl, Jr.            59     Director
John R. Tomsich              34     Director
Robert J. Tomsich            70     Director
James W. Wert                54     Director

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

MR. LONGE has served as President and Chief Executive Officer of A.B.Dick Company since June 2000. Previously, Mr. Longe served as President of Bell & Howell Imaging Companies from 1997 to May 2000 and Senior Vice President of First Image Management Company, a wholly-owned subsidiary of First Data Corporation, from 1996 to 1997. From 1995 to 1996, Mr. Longe was National Director of Small and Individual Business for Pacificare Healthcare Systems. Mr. Longe also served in various management capacities at Ford Motor Company from 1985 to 1995.

MR. KNIPP has served as the Chief Financial Officer of the Company and Vice President and Chief Financial Officer of A.B.Dick Company since February 2000. Mr. Knipp served as the Chief Financial Officer of Multigraphics, Inc from May 1997 to February 2000. Mr. Knipp previously served Multigraphics, Inc. as Treasurer from 1995 to 1997 and Assistant Treasurer from 1994 to 1995. From 1981 to 1987, Mr. Knipp was the Cash Manager of Woodland Services Co., a spin-off company of Masonite Corporation. Prior to 1981, Mr. Knipp was an auditor with Peat Marwick Mitchell & Co.

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

                                                               ANNUAL COMPENSATION
                                                           -----------------------------
            NAME AND                                                                         OTHER ANNUAL
       PRINCIPAL POSITION             PERIOD ENDED           SALARY           BONUS        COMPENSATION (1)
       ------------------             ------------           ------           -----        ----------------
John H. Fountain                  December 31, 2000        $    250,000    $     200,000    $      6,000
    Chairman of the Board         December 31, 1999                 --               --              --
                                  December 31, 1998                 --               --              --

Frank D. Zaffino                  December 31, 2000        $    450,000          125,000             --
     President and                December 31, 1999                 --               --              --
     Chief Executive Officer      December 31, 1998                 --               --              --

Brian J. Longe                    December 31, 2000        $    223,081    $     150,000    $     13,732
     President and
      Chief Executive Officer

Edward J. Suchma,                 December 31, 2000        $     47,597    $         --     $    155,833
     Vice President and           December 31, 1999             207,692              --           23,482
     Chief Financial  Officer(2)  December 31, 1998              20,193              --              --

(1) Amounts shown for the year and period ended December 31, 2000 reflect contributions made by A.B.Dick on behalf of the named executives under the applicable 401(k) plan, life insurance premiums paid, car payments and miscellaneous payments made on behalf of the named executives, as follows:

                                           Mr. Fountain      Mr. Zaffino         Mr. Longe        Mr. Suchma
                                           ------------      -----------         ---------        ----------
401(k) Plan                                         --               --                --                --
Life Insurance Premiums                             --               --               $732               $61
Car Payments and Miscellaneous                   $6,000              --            $13,000               --
Severance                                           --               --                --           $155,772

(2)  Mr. Suchma resigned his positions with A.B.Dick effective February 11,
     2000.

DIRECTOR COMPENSATION

Each director of the Company not employed by the Company or any entity affiliated with the Company is entitled to receive $25,000 per year for serving as a director of the Company. In addition, the Company will reimburse such directors for their travel and other expenses incurred in connection with attending meetings of the Board of Directors. For the year ended December 31, 2000, the company paid an additional $125,000 to each director of the Company not employed by the Company or any entity affiliated with the Company.

EMPLOYMENT, SEVERANCE AND BONUS AGREEMENTS

On April 6, 1999, A.B. Dick extended a letter agreement with Edward J. Suchma for Mr. Suchma's employment as President and Chief Operating Officer of A.B.Dick. Mr. Suchma resigned his position with A.B.Dick effective February 11, 2000, and, in accordance with the agreement and general Company policy on executive severance, he received continued salary payment (at a rate of $225,000 per year) for a period of nine (9) months.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the outstanding equity securities of the Company as of March 15, 2001:


                                                           NAME AND ADDRESS
             NUMBER OF SHARES         TITLE OF CLASS       OF BENEFICIAL OWNER
             ----------------         --------------       ------------------------
                  3,990,000          $0.01 par value       N.E.S. Investment Co. (1)
                                                           6140 Parkland Boulevard
                                                           Mayfield Heights, OH  44124

                    210,000          $0.01 par value       Brian J. Longe
                                                           President and Chief Executive Officer
                                                           A.B.Dick Company
                                                           7400 Caldwell Avenue
                                                           Niles, IL  60714


(1) N.E.S. Investment Co. is 100% beneficially owned by Mr. Robert J. Tomsich. Mr. Tomsich may be deemed to be the beneficial owner of the Company's capital stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMMON OWNERSHIP

The Company is a Delaware corporation formed in September, 1996. As of December 31, 2000, 95% of the outstanding capital stock of the Company is beneficially owned by N.E.S. Investment Co., which is beneficially owned by Robert J. Tomsich. Mr. Tomsich also beneficially owns all the outstanding capital stock of Nesco, Inc., which has entered into a management agreement with the Company as described below.

TAX PAYMENT AGREEMENT

The Company and the Subsidiary Guarantors have entered into a tax payment agreement with NES Group, Inc. providing for monthly payments by each entity to NES Group, Inc. in an amount equal to the greater of (i) the total federal, state, local and, under certain circumstances, foreign income tax liability attributable to such entity's operations for the monthly period, determined on an annualized basis, and (ii) one-twelfth the total federal, state, local and foreign income tax rates imposed by Section 1 of the Internal Revenue Code of 1986, as amended, and by the equivalent provisions of state, local and foreign income tax laws. These tax payments will not recognize any future carry-forward or carry-back tax benefits to the Company and the Subsidiary Guarantors. Future direct and indirect Subsidiaries of the Company also will become parties to the tax payment agreement. The Tax Payment Agreement is no longer in effect as of May 12, 2000.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A)  Documents filed as part of this report:

          1.   Consolidated Financial Statements (included in Item 8).

               Report of Independent Auditors dated April 4, 2001

               Consolidated Balance Sheets at December 31, 2000 and 1999

               Consolidated Statements of Operations for the years ended December 31, 2000,1999 and 1998

               Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998

               Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

ITEM 15.  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) the Securities Act of 1994, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of April, 2001.

                               PARAGON CORPORATE HOLDINGS INC.

                               By: /s/ Frank D. Zaffino
                                   ------------------------
                                   Name:  Frank D. Zaffino
                                   Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       SIGNATURE                        TITLE                                                 DATE

/s/  Frank D. Zaffino                   President and Chief Executive Officer and Director    April 6, 2001
------------------------------------    (Principal Executive Officer)
Frank D. Zaffino

/s/  Gregory T. Knipp                   Chief Financial Officer                               April 6, 2001
------------------------------------    (Principal Financial and Accounting Officer)
Gregory T. Knipp

/s/  John  H. Fountain                   Director                                             April 6, 2001
------------------------------------
John H. Fountain

/s/  Donald F. Hastings                  Director                                             April 6, 2001
------------------------------------
Donald F. Hastings

/s/  John  J. Kahl, Jr.                  Director                                             April 6, 2001
------------------------------------
John J. Kahl, Jr.

/s/  John R. Tomsich                     Director                                             April 6, 2001
------------------------------------
John R. Tomsich

/s/  Robert J. Tomsich                   Director                                             April 6, 2001
------------------------------------
Robert J. Tomsich

/s/  James W. Wert                       Director                                             April 6, 2001
------------------------------------
James W. Wert


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

                         PARAGON CORPORATE HOLDINGS INC.
                           FORM 10-K INDEX OF EXHIBITS

Exhibit
 Number     Description of Exhibit
 ------     ----------------------
  3.1       (a)      Certificate of Incorporation of Paragon Corporate Holdings Inc., as currently in effect.                   (1)
            (b)      Certificate of Amendment to Certificate of Incorporation of Paragon Corporate Holdings Inc.,               (5)
                     as currently in effect, dated May 26, 2000.
  3.2       By-Laws of Paragon Corporate Holdings Inc. as currently in effect                                                   (1)
  3.3       Certificate of Incorporation of A.B.Dick Company, as currently in effect                                            (1)
  3.4       By-Laws of A.B.Dick Company, as currently in effect.                                                                (1)
  3.5       (a)      Certificate of Incorporation of Curtis Industries, Inc. as currently in effect.                            (1)
            (b)      Certificate of Amendment to Certificate of Incorporation of Curtis Industries, Inc., as currently in       (6)
                     effect.
  3.6       By-Laws of Curtis Industries, Inc. as currently in effect.                                                          (1)
  3.7       Certificate of Incorporation of Itek Graphix Corp. , as currently in effect.                                        (1)
  3.8       By-Laws of Itek Graphix Corp., as currently in effect.                                                              (1)
  3.9       Certificate of Incorporation of Curtis Sub, Inc., as currently in effect.                                           (1)
 3.10       By-Laws of Curtis Sub, Inc., as currently in effect.                                                                (1)
  4.1       Indenture, dated as of April 1, 1998, among Paragon Corporate Holdings Inc., A.B.Dick Company, Curtis               (1)
            Industries, Inc., Itek Graphix Corp., Curtis Sub, Inc and Norwest Bank Minnesota, National Association, as
            Trustee (containing, as exhibits, specimens of the Series A Notes and the Series B Notes).
  4.4       (a)    Credit and Security Agreement, dated as of April 1, 1998 amended by Amendment I, between Paragon             (1)
                   Corporate Holdings Inc. and Key Corporate Capital Inc.
            (b)    Amendment I, dated as of March 17, 1999, to the Credit and Security Agreement, dated as of April 1, 1998     (1)
                   between Paragon Corporate Holdings Inc. and Key Corporate Capital Inc.
            (c)    Waiver and Amendment to the Credit and Security Agreement, dated March 29, 2000, between Paragon             (2)
                   Corporate Holdings Inc. and Key Corporate Capital, Inc.
            (d)    Amendment No. 2 to Credit and Security Agreement dated March 31, 2000, between Paragon Corporate             (5)
                   Holdings Inc. and Key Corporate Capital, Inc.
            (e)    Amendment No. 3 to Credit and Security Agreement dated May 10, 2000, between Paragon Corporate Holdings      (5)
                   Inc. and Key Corporate Capital, Inc.
            (f)    Waiver Letter to the Credit and Security Agreement dated August 14, 2000 between Paragon Corporate           (6)
                   Holdings Inc. and Key Corporate Capital, Inc.
            (g)    Amendment No. 4 to Credit and Security Agreement dated March 31, 2001 between Paragon Corporate
                   Holdings, Inc. and Key Corporate Capital, Inc.
 10.3       Management Agreement, dated as of April 1, 1998, between Paragon Corporate Holdings Inc. and NESCO, Inc.            (1)
 10.4       Tax Payment Agreement, dated as of April 1, 1998, among Paragon Corporate Holdings Inc., A.B.Dick Company,          (1)
            Curtis Industries, Inc., Itek Graphix Corp., Curtis Sub, Inc. and NES Group, Inc.
 10.6       Severance and Non-Competition Agreement dated February 28, 1996 between Curtis Industries, Inc. and A. Keith        (1)
            Drewett.
 10.7       Agreement dated July 2, 1998 among Curtis Industries, Inc., Paragon Holdings Inc. and A. Keith Drewett.             (3)
 10.8       Agreement and plan of merger, dated September 29, 1999 between Multi Acquisition Corp., a wholly-owned              (4)
            subsidiary of Paragon Corporate Holdings Inc., and Multigraphics, Inc.
   12       Statement regarding computation of ratios of earnings to fixed charges
   21       Subsidiaries of registrant


            (1) Incorporated by reference from Form S-4 Registration Number 333-51569 filed under the Securities Act of 1933, as amended

            (2) Incorporated by reference from Form 10-K File Number 333-51569 filed March 31, 2000

            (3) Incorporated by reference from Amendment No. 2 to Form S-4 Registration Number 333-51569 filed July 17, 1998 under the Securities Act of 1933, as amended

            (4) Incorporated by reference from Appendix A of Schedule 14A filed December 6, 1999, by Multigraphics, Inc.

            (5) Incorporated by reference from Form 10-Q File Number 333-51569 filed August 14, 2000.

            (6) Incorporated by reference from Form 10-Q File Number 333-51569 filed November 14, 2000.