Form 10-Q
period 2001-03-31
PARAGON CORPORATE HOLDINGS INC; DICK A B CO; CURTIS INDUSTRIES INC/NEW/; ITEK GRAPHIX CORP; CURTIS SUB INC
filed 2001-05-15
CIK 1060513, 28761, 868415, 1060514, 1060515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                    ---------

 Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                  For the Quarterly Period Ended March 31, 2001

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

As of May 10, 2001, there were 4,200,000 shares of the registrant's common stock outstanding.

                                     INDEX

                        PARAGON CORPORATE HOLDINGS INC.

                                                                                             Page
                                                                                            Number
                                                                                          ------------

                                     PART I FINANCIAL INFORMATION

Item 1         Financial Statements (Unaudited)                                                1

               Condensed Consolidated Balance Sheets                                           2
               March 31, 2001 and December 31, 2000

               Condensed Consolidated Statements of Operations                                 3
               Three Months ended March 31, 2001 and 2000

               Condensed Consolidated Statements of Cash Flows                                 4
               Three Months ended March 31, 2001 and 2000

               Notes to Condensed Consolidated Financial Statements                            5

Item 2         Management's Discussion and Analysis of Financial                              15
               Condition and Results of Operations

Item 3         Quantitative and Qualitative Disclosures About Market Risk                     16


                                       PART II OTHER INFORMATION

Item 6         Exhibits and Reports on Form 8-K                                               17

               Signatures                                                                     18

                                       I

                          Part I. Financial Information

                    Item 1. Financial Statements (Unaudited)

                         Paragon Corporate Holdings Inc.
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                      March 31,              December 31,
                                                                          2001                   2000
                                                                    ------------------     -----------------
                                                                       (Unaudited)
Assets:
Current assets:
   Cash and cash equivalents                                      $           53,536     $          56,914
   Accounts receivable                                                        30,001                33,895
   Inventories                                                                41,242                43,794
   Deferred income taxes                                                       2,966                 3,602
   Other current assets                                                        1,948                 2,321
                                                                    ------------------     -----------------
      Total current assets                                                   129,693               140,526

Property, plant and equipment, net                                             9,870                10,826
Goodwill, net                                                                 34,786                35,088
Other assets                                                                   3,794                 3,984
                                                                    ------------------     -----------------
                                                                  $          178,143     $         190,424
                                                                    ==================     =================


Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
   Revolving credit facility                                      $           25,534     $          25,534
   Accounts payable                                                           24,733                28,671
   Accrued compensation                                                        4,040                 5,194
   Accrued interest                                                            5,709                 3,010
   Accrued other                                                              11,650                13,036
   Deferred service revenue                                                   14,532                16,017
   Due to GEC                                                                    817                   817
   Current portion of long-term debt
    and capital lease obligations                                                906                 1,010
                                                                    ------------------     -----------------
      Total current liabilities                                               87,921                93,289

Senior notes                                                                 115,000               115,000
Other long-term debt and capital lease
   obligations, less current portion                                           1,376                 1,554
Retirement obligations                                                         7,965                 7,825
Deferred income taxes                                                          2,966                 3,602
Other long-term liabilities                                                    6,021                 6,204

Stockholders' equity (deficit):
    Common stock, $0.01 par value, authorized 5,000,000
    shares; issued and outstanding 4,200,000 shares                               42                    42
   Paid-in capital                                                               106                   106
   Shareholder note                                                             (100)                 (100)
   Retained earnings (deficit)                                               (41,416)              (35,916)
   Accumulated other comprehensive loss                                       (1,738)               (1,182)
                                                                    ------------------     -----------------
      Total stockholders' equity (deficit)                                   (43,106)              (37,050)
                                                                    ------------------     -----------------

                                                                  $          178,143     $         190,424
                                                                    ==================     =================
See notes to condensed consolidated financial statements.

                         Paragon Corporate Holdings Inc.
                 Condensed Consolidated Statements of Operations
                                 (In Thousands)


                                                                                   Three Months Ended
                                                                    -------------------------------------------------
                                                                       March 31, 2001              March 31, 2000
                                                                    ---------------------       ---------------------
                                                                                      (Unaudited)

Net revenue                                                       $              55,607       $              57,598
Cost of revenue                                                                  42,437                      43,553
                                                                    ---------------------       ---------------------

Gross profit                                                                     13,170                      14,045

COSTS AND EXPENSES:
Sales and marketing expenses                                                      6,516                       6,462
General and administrative expenses                                               6,609                       6,875
Research and development                                                            961                         894
Depreciation and amortization                                                     1,402                       1,259
Management fee                                                                        -                          92
Acquisition, relocation and severance costs                                         323                         481
                                                                    ---------------------       ---------------------
                                                                                 15,811                      16,063
                                                                    ---------------------       ---------------------

Operating loss                                                                   (2,641)                     (2,018)
Interest income                                                                     731                          48
Interest expense                                                                 (3,445)                     (3,563)
Other income (expense)                                                             (139)                       (140)
                                                                    ---------------------       ---------------------
Loss from continuing operations before income taxes                              (5,494)                     (5,673)
Income tax expense                                                                    6                           6
                                                                    ---------------------       ---------------------
Net loss from continuing operations                                              (5,500)                     (5,679)

Discontinued operations (Note D):

   Income from discontinued operations, net of income taxes                           -                         905
                                                                    ---------------------       ---------------------
Net loss                                                          $              (5,500)      $              (4,774)
                                                                    =====================       =====================

See notes to condensed consolidated financial statements.

                         Paragon Corporate Holdings Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                                   Three Months Ended
                                                                    -------------------------------------------------
                                                                       March 31, 2001              March 31, 2000
                                                                    ---------------------       ---------------------
                                                                                       (Unaudited)

Operating activities:
   Net loss                                                       $              (5,500)      $              (4,774)
   Adjustments to reconcile net loss
    to net cash used in operating activities:
      Provision for depreciation and amortization                                 1,402                       2,501
      Amortization of deferred financing costs                                      131                         132
      Changes in operating assets and liabilities                                   948                      (1,026)
                                                                    ---------------------       ---------------------
Net cash used in operating activities                                            (3,019)                     (3,167)


Investing activities:
   Acquisition of business, net of cash acquired                                      -                      (4,447)
   Purchases of property, plant and equipment                                      (140)                       (806)
   Decrease in short-term investments                                                 -                       2,631
   Proceeds from sale of property, plant and equipment                               53                           -
                                                                    ---------------------       ---------------------
Net cash used in investing activities                                               (87)                     (2,622)


Financing activities:
   Borrowings on revolving credit facility                                            -                      13,652
   Payment of debt assumed in acquisition                                             -                      (7,383)
   Increase (decrease) in amounts due to GEC                                          -                         (34)
   Proceeds from long-term borrowings                                                 -                           -
   Principal payments on long-term borrowings                                      (275)                       (442)
                                                                    ---------------------       ---------------------
Net cash (used) provided by financing activities                                   (275)                      5,793

Effect of exchange rate changes on cash                                               3                          49
                                                                    ---------------------       ---------------------
Increase (decrease) in cash and cash equivalents                                 (3,378)                         53
Cash and cash equivalents at beginning of period                                 56,914                      15,341
                                                                    ---------------------       ---------------------

Cash and cash equivalents at end of period                        $              53,536       $              15,394
                                                                    =====================       =====================




See notes to condensed consolidated financial statements.

                         Paragon Corporate Holdings Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 (In Thousands)

A.       ORGANIZATION

Paragon Corporate Holdings Inc. (hereinafter referred to as the "Company") is a Delaware holding company organized in September 1996. The Company has no independent operations or investments other than its investments in its subsidiaries, except that the Company has temporarily invested, at the holding company level, the residual proceeds from the Senior Notes issued during 1998 and the net proceeds from the sale of its Curtis Industries Inc. ("Curtis") subsidiary sold in 2000. N.E.S. Investment Co. owns 95% of the Company.

B.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes of Paragon Corporate Holdings Inc. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

In connection with the acquisition of Multigraphics, the Company anticipated that it would incur restructuring costs of approximately $2.2 million comprised primarily of employee termination and relocation costs. Since the acquisition, the Company incurred and paid $2.4 million of these costs, which represents substantially all of the costs to complete the integration. Employee termination costs and contractual obligations pertaining to the integration of Multigraphics that qualified under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and thus included in the purchase price allocation, amounted to $4.5 million. Since the acquisition, amounts paid and charged against this liability were $2.0 million in 2000 and $ 0.3 million in 2001.

D.       DISCONTINUED OPERATIONS

On April 27, 2000, the Company entered into a definitive agreement to sell substantially all of the assets and related liabilities of its wholly-owned subsidiary, Curtis, which comprised entirely the Company's automotive and industrial supplies segment. The transaction closed on May 10, 2000 and the Company received proceeds of $61.0 million resulting in $10.3 million gain which was recognized in the second quarter of 2000.

The disposition of Curtis represents the disposal of a segment of a business under APB Opinion No. 30. Accordingly, the consolidated statements of operations have been restated to reflect the results of Curtis as a discontinued operation. Net revenues of Curtis were $21.2 million for the three-month period ended March 31, 2000.

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

F.       COMPREHENSIVE LOSS

The components of comprehensive loss are as follows:

                                                                    Three Months Ended
                                                         -----------------------------------------
                                                              March 31,              March 31,
                                                                2001                    2000
                                                            --------------         ---------------
Net loss                                                 $        (5,500)       $         (4,774)
Foreign currency translation adjustment                             (556)                     33
Unrealized gain on marketable securities                               -                      22
                                                            --------------         ---------------
Comprehensive loss                                       $        (6,056)       $         (4,719)
                                                            ==============         ===============

G.  DERIVATIVE INSTRUMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998 by the Financial Accounting Standards Board, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Adoption of SFAS 133 did not have a material effect on earnings or financial position of the Company. The adoption of SFAS 133 did not result in any transition adjustment as the Company's foreign currency forward contract was not accounted for as a hedge under the prior accounting standards and therefore was recorded at fair value at the time of adoption of SFAS 133.

Under SFAS 133, the Company is required to recognize all derivative financial instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income. Under the provisions of SFAS 133, changes in fair value of derivative instruments that are classified as fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income. Changes in the fair value of derivative instruments that are classified as cash flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in net income. The ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income.

At March 31, 2001, the Company had no derivative instruments outstanding.

H.       FINANCIAL INSTRUMENTS AND FINANCING ARRANGEMENTS

The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying amount of the revolving credit facility approximates fair value. The carrying amount of the senior notes exceeds its fair value at March 31, 2001 by $67.9 million. The fair value has been determined using the market price of the related securities at March 31, 2001.


The Company's senior notes require semi-annual interest payments on October 1 and April 1 in arrears. The Company elected to avail itself of the 30-day grace period available under the indenture to postpone payment of its $5.5 million interest obligation due April 1, 2001. The Company paid the interest due on the senior notes prior to the expiration of the grace period. On April 13, 2001, the Company commenced an offer (the "Exchange Offer") to exchange a payment of cash and the issuance of new promissory notes (the "Promissory Notes") of the Company and A.B.Dick Company ("A.B.Dick"), for all of its outstanding senior notes, which are currently outstanding in an aggregate principal amount of $115 million. The Exchange Offer expired on May 14, 2001, and the Company did not purchase any senior notes pursuant to the Exchange Offer because the minimum condition was not satisfied.



On March 31, 2001, the Company amended the Credit Agreement, increasing its credit line under the agreement to $37 million from $32 million and amending the financial covenants to reflect the Company's current financial outlook. In addition, the amendment raised the cap on borrowings permitted against the Company's eligible inventory from $16.0 million to $18.5 million thereby increasing the Company's borrowing availability. At March 31, 2001, the Company was in violation of certain financial covenants under the terms of the Credit Agreement for which it has received waivers through March 31, 2001.

I.       INVENTORIES

Domestic inventories, which represent approximately 76% of total consolidated inventory, are determined on the last-in, first-out (LIFO) basis and foreign inventories are determined on the first-in, first-out (FIFO) basis. Where necessary, reserves are provided to value inventory at the lower of cost or market.

Inventories are summarized as follows:

                                                                           March 31,              December 31,
                                                                              2001                    2000
                                                                       -------------------      ------------------

                    Raw materials and work in process               $               8,228    $             8,678
                    Finished goods                                                 34,795                 36,654
                    LIFO reserve                                                  (1,781)                 (1,538)
                                                                       -------------------      ------------------
                                                                    $              41,242    $            43,794
                                                                       ===================      ==================

J.       INCOME TAXES

On March 14, 2000, A.B.Dick, a wholly-owned subsidiary of the Company, elected C Corporation status for United States income tax purposes effective January 1, 2000. Accordingly, as of January 1, 2000, A.B.Dick recognized its existing deferred income taxes. On July 14, 2000, the Company elected C Corporation status for United States income tax purposes effective May 12, 2000. The Company did not have any deferred income taxes. Prior to these elections, the

Company and its wholly-owned subsidiary, A.B.Dick, were treated as Subchapter S Corporations for United States income tax purposes. The Company has subsidiaries located in the United Kingdom, Canada, Belgium and the Netherlands which are subject to income taxes in their respective countries. The Company recorded foreign income tax expense of $6 for both the three months ended March 31, 2001 and 2000, related to its foreign subsidiaries.

Where the Company has determined that it is more likely than not that the net deferred tax assets will not be realized, a valuation allowance has been established.

K.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The Company's domestic operating subsidiaries, all of which are directly or indirectly wholly owned, are the only guarantors of Senior Notes. The guarantees are full, unconditional and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors.

The Company's foreign subsidiaries and Multigraphics LLC are not guarantors of the Senior Notes. Summarized consolidating balance sheets as of March 31, 2001 and December 31, 2000 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                             Combined            Combined
                                             The             Guarantor         Non-Guarantor
                                           Company         Subsidiaries        Subsidiaries        Eliminations           Total
                                        --------------     --------------     ----------------     --------------     --------------
BALANCE SHEET DATA
(MARCH 31, 2001):
Current assets:
  Cash and cash equivalents           $          845     $       52,273     $            418     $            -     $       53,536
  Accounts receivable, net                         -             24,311                5,690                  -             30,001
  Inventories                                      -             34,061                7,875               (694)            41,242
  Other                                          656              3,407                  851                  -              4,914
                                        --------------     --------------     ----------------     --------------     --------------
Total current assets                           1,501            114,052               14,834               (694)           129,693

Property, plant and equipment, net                 -              9,178                  692                  -              9,870
Goodwill, net                                      -             34,786                    -                  -             34,786
Investment in subsidiaries                    93,088             15,348                    -           (108,436)                 -
Other assets                                   3,525                269                    -                  -              3,794
Intercompany                                       -             10,390                    -            (10,390)                 -
                                        --------------     --------------     ----------------     --------------     --------------
                                      $       98,114     $      184,023     $         15,526     $     (119,520)    $      178,143
                                        ==============     ==============     ================     ==============     ==============

Current liabilities:
  Revolving credit facility           $       25,534     $            -     $              -     $            -     $       25,534
  Accounts payable                                 -             22,572                2,161                  -             24,733
  Accrued expenses                             6,451              9,909                5,039                  -             21,399
  Deferred service revenue                         -             13,598                  934                  -             14,532
  Due to GEC                                       -                817                    -                  -                817
  Current portion of long-term debt
      and capital lease obligations                 -               862                   44                  -                906
Intercompany                                   3,601              5,384                1,405            (10,390)                 -
                                        --------------     --------------     ----------------     --------------     --------------
Total current liabilities                     35,586             53,142                9,583            (10,390)            87,921

Senior Notes                                  115,000                 -                    -                  -            115,000
Other long-term debt and capital lease
   obligations, less current portion               -              1,281                   95                  -              1,376
Retirement obligations                             -              4,057                3,908                  -              7,965
Other long-term liabilities                        -              6,742                2,245                  -              8,987
Stockholders' equity (deficit)               (52,472)           118,801                (305)           (109,130)           (43,106)
                                        --------------     --------------     ----------------     --------------     --------------

                                      $       98,114     $      184,023     $         15,526     $     (119,520)    $      178,143
                                        ==============     ==============     ================     ==============     ==============

                                                                    Combined         Combined
                                                      The          Guarantor       Non-Guarantor
                                                    Company       Subsidiaries     Subsidiaries       Eliminations      Total
                                                  ------------    -------------   ----------------    ------------    -----------
BALANCE SHEET DATA
(DECEMBER 31, 2000):
Current assets:
         Cash and cash equivalents              $      3,440    $      52,719   $            755    $          -    $    56,914
         Accounts receivable, net                          -           27,990              5,905               -         33,895
         Inventories                                       -           35,946              8,569            (721)        43,794
         Other                                           102            3,957              1,864               -          5,923
                                                  ------------    -------------   ----------------    ------------    -----------
Total current assets                                   3,542          120,612             17,093            (721)       140,526

Property, plant and equipment, net                         -            9,904                922               -         10,826
Goodwill                                                   -           35,088                  -               -         35,088
Investment in subsidiaries                            93,088           15,348                  -        (108,436)             -
Other assets                                           3,656              328                  -               -          3,984
Intercompany                                               -           10,267                  -         (10,267)             -
                                                  ------------    -------------   ----------------    ------------    -----------
Total Assets                                    $    100,286    $     191,547   $         18,015    $   (119,424)   $   190,424
                                                  ============    =============   ================    ============    ===========

Current liabilities:
         Revolving credit facility              $     25,534    $           -   $              -    $          -    $    25,534
         Accounts payable                                  -           26,188              2,483               -         28,671
         Accrued expenses                              3,093           11,848              6,299               -         21,240
         Deferred service revenue                          -           15,197                820               -         16,017
         Due to GEC                                        -              817                  -               -            817
         Current portion of long-term debt
               and capital lease obligations               -              964                 46               -          1,010
         Intercompany                                  4,991            3,787              1,489         (10,267)             -
                                                  ------------    -------------   ----------------    ------------    -----------
Total current liabilities                             33,618           58,801             11,137         (10,267)        93,289
Senior notes                                         115,000                -                  -               -        115,000
Other long-term debt and capital lease
      obligations, less current portion                    -            1,445                109               -          1,554
Retirement obligations                                     -            3,904              3,921               -          7,825
Other long-term liabilities                                -            7,588              2,218               -          9,806
Stockholders' equity (deficit)                       (48,332)         119,809                630        (109,157)       (37,050)
                                                  ------------    -------------   ----------------    ------------    -----------
Total liabilities and stockholders' equity      $    100,286    $     191,547   $         18,015    $   (119,424)   $   190,424
                                                  ============    =============   ================    ============    ===========

Summarized consolidating statements of operations for the three months ended March 31, 2001 and 2000, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                          Combined             Combined
                                          The             Guarantor         Non-Guarantor
                                        Company         Subsidiaries         Subsidiaries        Eliminations           Total
                                      ------------      --------------     -----------------     --------------     --------------
INCOME STATEMENT DATA:
(THREE MONTHS ENDED MARCH 31, 2001):
Net revenue                         $          -      $       47,494     $           8,993     $         (880)    $       55,607
Cost of revenue                                -              36,551                 6,766               (880)            42,437
                                      ------------      --------------     -----------------     --------------     --------------
Gross profit                                   -              10,943                 2,227                  -             13,170
Total operating expenses                     562              12,699                 2,550                  -             15,811
                                      ------------      --------------     -----------------     --------------     --------------
Operating loss                              (562)             (1,756)                 (323)                 -             (2,641)
Interest income (expense), net            (3,324)                607                     3                  -             (2,714)
Other income (expense)                      (131)                 57                   (65)                 -               (139)
                                      ------------      --------------     -----------------     --------------     --------------

Loss from continuing operations
   before income taxes                    (4,017)             (1,092)                 (385)                 -             (5,494)
Income tax expense                             -                   6                     -                  -                  6
                                      ------------      --------------     -----------------     --------------     --------------
Loss from continuing operations           (4,017)             (1,098)                 (385)                 -             (5,500)

Discontinued operations:
  Income from discontinued
  operations, net of tax                       -                   -                     -                  -                  -
                                      ------------      --------------     -----------------     --------------     --------------

Net loss                            $     (4,017)     $       (1,098)    $            (385)    $            -     $       (5,500)
                                      ============      ==============     =================     ==============     ==============

                                                          Combined             Combined
                                          The             Guarantor         Non-Guarantor
                                        Company         Subsidiaries         Subsidiaries        Eliminations           Total
                                      ------------      --------------     -----------------     --------------     --------------
INCOME STATEMENT DATA:
(THREE MONTHS ENDED MARCH 31, 2000):
Net revenue                         $          -      $       48,316     $          10,295     $       (1,013)    $       57,598
Cost of revenue                                -              36,918                 7,648             (1,013)            43,553
                                      ------------      --------------     -----------------     --------------     --------------
Gross profit                                   -              11,398                 2,647                  -             14,045
Total operating expenses                     692              12,300                 2,971                100             16,063
                                      ------------      --------------     -----------------     --------------     --------------
Operating loss                              (692)               (902)                 (324)              (100)            (2,018)
Interest income (expense), net            (2,729)               (795)                    9                  -             (3,515)
Other income (expense)                        81                 (73)                 (148)                 -               (140)
                                      ------------      --------------     -----------------     --------------     --------------

Loss from continuing operations
   before income taxes                    (3,340)             (1,770)                 (463)              (100)            (5,673)
Income tax (benefit)                           -                   7                    (1)                 -                  6
                                      ------------      --------------     -----------------     --------------     --------------
Loss from continuing operations           (3,340)             (1,777)                 (462)              (100)            (5,679)

Discontinued operations:
  Income (loss) from discontinued
  operations, net of tax                       -                 949                  (144)               100                905
                                      ------------      --------------     -----------------     --------------     --------------

Net loss                            $     (3,340)     $         (828)    $            (606)    $            -     $       (4,774)
                                      ============      ==============     =================     ==============     ==============

Summarized consolidating statements of cash flows for the three months ended March 31, 2001 and 2000, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                                  Combined         Combined
                                                     The          Guarantor      Non-Guarantor
                                                   Company       Subsidiaries    Subsidiaries     Eliminations       Total
                                                  ----------     ------------    -------------    ------------     ----------
CASH FLOW DATA:
(THREE MONTHS ENDED MARCH 31, 2001):
Net cash used in operating activities           $   (1,095)    $     (1,585)   $        (325)   $        (14)    $   (3,019)
Investing activities:
   Purchases of property, plant and
         equipment                                       -             (104)             (36)              -           (140)
   Proceeds from sale of property, plant
         and equpment                                    -                5               48               -             53
                                                  ----------     ------------    -------------    ------------     ----------
Net cash provided by (used in)
         investing activities                            -              (99)              12               -            (87)

Financing activities:
   Principal payments on long-term
         borrowings                                      -             (266)              (9)              -           (275)
   Intercompany transactions                        (1,500)           1,504               10             (14)             -
                                                  ----------     ------------    -------------    ------------     ----------
Net cash provided by (used in)
      financing activities                          (1,500)           1,238                1             (14)          (275)

Effect of exchange rate changes on cash                  -                -              (25)             28              3
                                                  ----------     ------------    -------------    ------------     ----------

Decrease in cash and cash equivalents               (2,595)            (446)            (337)              -         (3,378)

Cash and cash equivalents at beginning
     of period                                       3,440           52,719              755               -         56,914
                                                  ----------     ------------    -------------    ------------     ----------

Cash and cash equivalents at end of period      $      845     $     52,273    $         418    $          -     $   53,536
                                                  ==========     ============    =============    ============     ==========

                                                                  Combined         Combined
                                                     The          Guarantor      Non-Guarantor
                                                   Company       Subsidiaries    Subsidiaries     Eliminations       Total
                                                  ----------     ------------    -------------    ------------     ----------
CASH FLOW DATA:
(THREE MONTHS ENDED MARCH 31, 2000):

Net cash provided by (used in)
  operating activities                          $    2,137     $     (3,784)   $      (1,520)   $          -     $   (3,167)

Investing activities:
   Acquisition of business, net of cash             (4,447)               -                -               -         (4,447)
     acquired

   Purchases of property, plant and                      -             (661)            (145)              -           (806)
     equipment

   Decrease in short-term investments                2,631                -                -               -          2,631
                                                  ----------     ------------    -------------    ------------     ----------
Net cash used in investing activities               (1,816)            (661)            (145)              -         (2,622)

Financing activities:
   Borrowings on revolving credit facility          13,652                -                -               -         13,652
   Payment of debt assumed in acquisition           (7,383)               -                -               -         (7,383)
   Decrease in amounts due to GEC                        -              (34)               -               -            (34)
   Proceeds from long-term borrowings                    -                -                -               -             -
   Principal payments on long-term                       -             (423)             (19)              -           (442)
     borrowings

   Intercompany transactions                        (4,518)           3,055            1,463               -              -
                                                  ----------     ------------    -------------    ------------     ----------
Net cash provided by financing activities            1,751            2,598            1,444               -          5,793

Effect of exchange rate changes on cash                  -               28               21               -             49
                                                  ----------     ------------    -------------    ------------     ----------

Increase (decrease) in cash and
   cash equivalents                                  2,072           (1,819)            (200)              -             53

Cash and cash equivalents at beginning
     of period                                       7,760            5,396            2,185               -         15,341
                                                  ----------     ------------    -------------    ------------     ----------

Cash and cash equivalents at end of period      $    9,832     $      3,577    $       1,985    $          -     $   15,394
                                                  ==========     ============    =============    ============     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For further information, refer to the consolidated financial statements and footnotes of Paragon Corporate Holdings Inc. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

GENERAL

The Company, through its wholly-owned subsidiaries, is engaged in the manufacture, sale, distribution and service of offset presses, cameras and plate makers and related supplies for the graphic arts and printing industry. On May 10, 2000, the Company sold substantially all of the assets and liabilities of its Curtis Industries, Inc.("Curtis") subsidiary previously reported as the automotive and industrial segment. The results of operations for Curtis have been reported as a discontinued operation. On January 27, 2000, the Company acquired all of the outstanding common stock of Multigraphics, Inc. ("Multigraphics"), a supplier of high quality pre-press, press and post-press equipment, supplies, and technical service to the printing industry. The acquisition has been accounted for as a purchase and, accordingly, the consolidated financial statements include the results of Multigraphics since the date of acquisition. .

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000:

NET REVENUE

For the three months ended March 31, 2001, net revenue decreased $2.0 million or 3.5% to $55.6 from $57.6 million for the quarter ended March 31, 2000. Weaker demand more than offset the positive effect of having Multigraphics in the operating results for the full quarter in the current year compared to approximately two months in the prior year. Printing equipment sales decreased $3.1 million or 18.0% over the prior year to $14.3 million. Printing supplies sales decreased $0.1 million from the prior year. The decrease in both equipment and supplies was primarily attributable to weaker demand in domestic and certain European markets for the Company's analog products. Repair parts and service revenues increased $1.0 million or 6.6% to $16.6 million primarily due to the acquisition of Multigraphics.

GROSS PROFIT

Gross profit decreased $0.9 million or 6.2% to $13.2 million for the quarter ended March 31, 2001. Gross profit as a percentage of sales was 23.7% during the first quarter of 2001 compared to 24.4% for the same period last year. The decrease in gross profit percentage is attributable to lower fixed cost absorption in 2001 on manufactured equipment due to reduced volume, increased freight costs, and an increase in inventory valuation allowances on discontinued products. These higher costs and allowances were partially offset by higher service margins resulting from lower field service costs and increased operating efficiencies. The Company believes that its margin percentage may decrease in the future as its sales shift from higher margin analog products to lower margin digital products. To offset lower margins, the Company continues to seek increased operating efficiencies and lower expenses.

COSTS AND EXPENSES

Costs and expenses decreased by $0.3 million to $15.8 million for the quarter ended March 31, 2001 from $16.1 million for the quarter ended March 31, 2000. General and administrative expenses decreased $0.3 million as a result of eliminating redundant functions. Relocation and severance costs decreased by $0.2 million to $0.3 million for the first quarter of 2001. Offsetting these decreases were the increases in depreciation and amortization of $0.1 million and research and development costs $0.1 million.

OPERATING LOSS

The operating loss increased $0.6 million to $2.6 million for the quarter ended March 31, 2001 from $2.0 million for the quarter ended March 31, 2000. The increase in operating loss from 2000 resulted primarily from lower revenues and gross profits, partially offset by lower operating expenses.

RESTRUCTURING CHARGE

In connection with the acquisition of Multigraphics, the Company anticipated that it would incur restructuring costs of approximately $2.2 million comprised primarily of employee termination and relocation costs. Since the acquisition, the Company incurred and paid $2.4 million of these costs, which represents substantially all of the costs to complete the integration. Employee termination costs and contractual obligations pertaining to the integration of Multigraphics that qualified under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and thus included in the purchase price allocation, amounted to $4.5 million. Since the acquisition, amounts paid and charged against this liability were $2.0 million in 2000 and $ 0.3 million in 2001.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Canada, the United Kingdom, the Netherlands, and Belgium. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls, and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Japanese yen, the Canadian dollar, the British pound sterling, the Dutch guilder, and the Belgian franc. The fluctuation of the U.S. dollar versus other currencies resulted in increases (decreases) to stockholders' equity of approximately ($0.6) million and $0.1 million for the three months ended March 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3.0 million and $3.2 million for the quarters ended March 31, 2001 and 2000, respectively. The net cash used in operating activities in 2001 was principally the result of net losses incurred of $5.5 million and a reduction of accounts payable of $3.8 million offset by a decrease in receivables of $3.6 million and in inventory of $2.0 million. Net cash used in operating activities in 2000 was primarily attributable to operating losses and interest costs on the senior notes mentioned above.

The net cash used in investing activities was $0.1 million and $2.7 million for the quarters ended March 31, 2001 and 2000, respectively. The 2000 amount reflects the cash cost of the Multigraphics acquisition of $4.4 million offset by the liquidation of short-term investments of $2.6 million primarily to fund property, plant, and equipment purchases of $0.8 million and operations.

Net cash provided by / (used in) financing activities was ($0.3) million and $5.8 million for the quarters ended March 31, 2001 and 2000, respectively. The net cash used in financing activities in 2001 was for principal payments on long-term borrowings. The net cash provided by financing activities in 2000 was primarily the result of borrowings of $13.7 million to fund the Multigraphics acquisition and operating losses, offset by ($7.4) million repayment of debt assumed in the Multigraphics acquisition.

The Company's primary capital requirements (excluding acquisitions) consist of working capital, capital expenditures and debt service. The Company expects current financial resources and funds from operations to be adequate to meet current cash requirements. At March 31, 2001, the Company had cash and cash equivalents of $53.5 million and unused credit facilities of approximately $6 million available for its use. On March 31, 2001, the Company amended the Credit Agreement, increasing its credit line under the agreement to $37 million from $32 million and amending the financial covenants to reflect the Company's current financial outlook. In addition, the amendment raised the cap on borrowings permitted against the Company's eligible inventory from $16.0 million to $18.5 million thereby increasing the Company's borrowing availability. At March 31, 2001, the Company was in violation of certain financial covenants under the terms of the Credit Agreement for which it has received waivers through March 31, 2001.

The Company's senior notes require semi-annual interest payments on October 1 and April 1 in arrears. The Company elected to avail itself of the 30-day grace period available under the indenture to postpone payment of its $5.5 million interest obligation due April 1, 2001. The Company paid the interest due on the senior notes prior to the expiration of the grace period. On April 13, 2001, the Company commenced an offer (the "Exchange Offer") to exchange a payment of cash and the issuance of new promissory notes (the "Promissory Notes") of the Company and A.B.Dick Company ("A.B.Dick"), for all of its outstanding senior notes, which are currently outstanding in an aggregate principal amount of $115 million. The Exchange Offer expired on May 14, 2001, and the Company did not purchase any senior notes pursuant to the Exchange Offer because the minimum condition was not satisfied.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect interest earned on the Company's cash equivalents as well as interest paid on a portion of its debt. To mitigate the impact of fluctuations in U.S. interest rates, the Company generally maintains the majority of its debt as fixed rate by borrowing on a long-term basis.

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

The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying amount of the revolving credit facility approximates fair value. The carrying amount of the senior notes exceeds its fair value at March 31, 2001 by $67.9 million. The fair value has been determined using the market price of the related securities at March 31, 2001.

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Index of Exhibits

           (b)  Reports on Form 8-K filed by the Company

                Form 8-K Current Report dated April 13, 2001, regarding the Exchange Offer with respect to the Registrant's outstanding 9-5/8% Series B Notes due 2008.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PARAGON CORPORATE HOLDINGS INC.

                                    By: /s/ Frank D. Zaffino
                                        -----------------------------------------------------------
                                        FRANK D. ZAFFINO
                                        President and Chief Executive Officer and Director (As duly authorized representative and Principal Executive Officer)


                                    PARAGON CORPORATE HOLDINGS INC.

                                    By: /s/ Gregory T. Knipp
                                        -----------------------------------------------------------
                                        GREGORY T. KNIPP
                                        Chief Financial Officer (As duly authorized representative and as Principal Financial and Accounting Officer)


                                    A.B.DICK COMPANY

                                    By: /s/ Gregory T. Knipp
                                        -----------------------------------------------------------
                                        GREGORY T. KNIPP
                                        Chief Financial Officer (As duly authorized representative and as Principal Financial and Accounting Officer)


                                    ITEK GRAPHIX CORP.

                                    By: /s/ Frank D. Zaffino
                                        -----------------------------------------------------------
                                        FRANK D. ZAFFINO
                                        President and Chief Executive Officer (As duly authorized
                                        Officer)




Date:  May 15, 2001

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
        4.1  Indenture,  dated as of  April 1,  1998,  among  Paragon  Corporate  Holdings  Inc.,  A.B.Dick  Company,  Curtis    (1)
             Industries,  Inc., Itek Graphix Corp.,  Curtis Sub, Inc and Norwest Bank  Minnesota,  National  Association,  as
             Trustee (containing, as exhibits, specimens of the Series A Notes and the Series B Notes).
        4.4  (a)    Credit  and  Security  Agreement,  dated as of April 1, 1998  amended by  Amendment  I,  between  Paragon    (1)
                    Corporate Holdings Inc. and Key Corporate Capital Inc.
             (b)    Amendment I, dated as of March 17, 1999, to the Credit and Security Agreement,  dated as of April 1, 1998    (1)
                    between Paragon Corporate Holdings Inc. and Key Corporate Capital Inc.
             (c)    Waiver and  Amendment  to the Credit and  Security  Agreement,  dated  March 29,  2000,  between  Paragon    (2)
                    Corporate Holdings Inc. and Key Corporate Capital, Inc.
             (d)    Amendment  No. 2 to Credit and  Security  Agreement  dated  March 31,  2000,  between  Paragon  Corporate    (5)
                    Holdings Inc. and Key Corporate Capital, Inc.
             (e)    Amendment No. 3 to Credit and Security  Agreement dated May 10, 2000,  between Paragon Corporate Holdings    (5)
                    Inc. and Key Corporate Capital, Inc.
             (f)    Waiver  Letter to the Credit and  Security  Agreement  dated August 14, 2000  between  Paragon  Corporate    (6)
                    Holdings Inc. and Key Corporate Capital, Inc.
             (g)    Amendment  No. 4 to Credit  and  Security  Agreement  dated  March 30,  2001  between  Paragon  Corporate    (7)
                    Holdings, Inc. and Key Corporate Capital, Inc.
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


             (1)      Incorporated by reference from Form S-4  Registration  Number  333-51569 filed under the Securities Act of 1933, as amended
             (2)      Incorporated by reference from Form 10-K File Number 333-51569 filed March 31, 2000
             (3)      Incorporated by reference from Amendment No. 2 to Form S-4 Registration Number 333-51569 filed   July
                      17, 1998 under the Securities Act of 1933, as amended
             (4)      Incorporated by reference from Appendix A of Schedule 14A filed December 6, 1999, by Multigraphics, Inc.
             (5)      Incorporated by reference from Form 10-Q File Number 333-51569 filed August 14, 2000.
             (6)      Incorporated by reference from Form 10-Q File Number 333-51569 filed November 14, 2000.
             (7)      Incorporated by reference from Form 10-K File Number 333-51569 filed April 6, 2001.