Form 10-Q
period 2001-06-30
PARAGON CORPORATE HOLDINGS INC; ITEK GRAPHIX CORP; CURTIS SUB INC; CURTIS INDUSTRIES INC/NEW/; DICK A B CO
filed 2001-08-14
CIK 1060513, 1060514, 1060515, 868415, 28761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the Quarterly Period Ended June 30, 2001

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

As of August 14, 2001, there were 4,200,000 shares of the registrant's common stock outstanding.

                                      INDEX

                         PARAGON CORPORATE HOLDINGS INC.


                                                                                             Page
                                                                                            Number
                                                                                          ------------

                          PART I FINANCIAL INFORMATION

Item 1         Financial Statements (Unaudited)                                                1

               Condensed Consolidated Balance Sheets                                           2
               June 30, 2001 and December 31, 2000

               Condensed Consolidated Statements of Operations                                 3
               Three and Six Months ended June 30, 2001 and 2000

               Condensed Consolidated Statements of Cash Flows                                 4
               Six Months ended June 30, 2001 and 2000

               Notes to Condensed Consolidated Financial Statements                            5

Item 2         Management's Discussion and Analysis of Financial                              14
               Condition and Results of Operations

Item 3         Quantitative and Qualitative Disclosures About Market Risk                     18

                            PART II OTHER INFORMATION

Item 6         Exhibits and Reports on Form 8-K                                               19

               Signatures                                                                     20





                                       I

                          Part I. Financial Information

                    Item 1. Financial Statements (Unaudited)

                         Paragon Corporate Holdings Inc.
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)


                                                            June 30,    December 31,
                                                              2001         2000
                                                            ---------   ------------
                                                           (Unaudited)
Assets:
Current assets:
   Cash and cash equivalents                                $  51,665    $  56,914
   Accounts receivable                                         31,781       33,895
   Inventories                                                 36,864       43,794
   Deferred income taxes                                        3,085        3,602
   Other current assets                                         1,440        2,321
                                                            ---------    ---------
      Total current assets                                    124,835      140,526

Property, plant and equipment, net                              9,403       10,826
Goodwill, net                                                  34,433       35,088
Other assets                                                    3,730        3,984
                                                            ---------    ---------
                                                            $ 172,401    $ 190,424
                                                            =========    =========
Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
   Revolving credit facility                                $  31,535    $  25,534
   Accounts payable                                            22,060       28,671
   Accrued compensation                                         4,953        5,194
   Accrued interest                                             2,767        3,010
   Accrued other                                               10,508       13,036
   Deferred service revenue                                    14,145       16,017
   Due to GEC                                                     817          817
   Current portion of long-term debt
    and capital lease obligations                                 834        1,010
                                                            ---------    ---------
      Total current liabilities                                87,619       93,289

Senior notes                                                  115,000      115,000
Other long-term debt and capital lease
   obligations, less current portion                            1,204        1,554
Retirement obligations                                          7,964        7,825
Deferred income taxes                                           3,085        3,602
Other long-term liabilities                                     5,547        6,204

Stockholders' equity (deficit):
   Common stock, $0.01 par value, authorized 5,000,000
    shares; issued and outstanding 4,200,000 shares                42           42
   Paid-in capital                                                106          106
   Shareholder note                                              (100)        (100)
   Retained earnings (deficit)                                (46,530)     (35,916)
   Accumulated other comprehensive loss                        (1,536)      (1,182)
                                                            ---------    ---------
      Total stockholders' equity (deficit)                    (48,018)     (37,050)
                                                            ---------    ---------
                                                            $ 172,401    $ 190,424
                                                            =========    =========

See notes to condensed consolidated financial statements

                         Paragon Corporate Holdings Inc.
                 Condensed Consolidated Statements of Operations
                                 (In Thousands)

                                                                 (Unaudited)                        (Unaudited)
                                                               Three Months Ended                 Six Months Ended
                                                         ------------------------------    ------------------------------
                                                         June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
                                                         -------------    -------------    -------------    -------------
Net revenue                                                 $  54,934        $  62,205        $ 110,541        $ 119,803
Cost of revenue                                                41,420           45,779           83,857           89,332
                                                            ---------        ---------        ---------        ---------
Gross profit                                                   13,514           16,426           26,684           30,471

COSTS AND EXPENSES:
Sales and marketing expenses                                    6,171            7,166           12,687           13,628
General and administrative expenses                             6,514            8,009           13,123           14,990
Research and development                                          893              731            1,854            1,625
Depreciation and amortization                                   1,675            1,338            3,077            2,468
Management fee                                                   --                (12)            --                 80
Acquisition, relocation and severance costs                       304              588              627            1,069
                                                            ---------        ---------        ---------        ---------
                                                               15,557           17,820           31,368           33,860
                                                            ---------        ---------        ---------        ---------
Operating loss                                                 (2,043)          (1,394)          (4,684)          (3,389)
Interest income                                                   574              136            1,305              184
Interest expense                                               (3,466)          (3,614)          (6,911)          (7,071)
Other income (expense)                                           (167)               6             (306)            (263)
                                                            ---------        ---------        ---------        ---------
Loss from continuing operations before income taxes            (5,102)          (4,866)         (10,596)         (10,539)
Income tax expense                                                 12               94               18              100
                                                            ---------        ---------        ---------        ---------
Loss from continuing operations                                (5,114)          (4,960)         (10,614)         (10,639)


Discontinued operations (Note D):
   Income from discontinued operations, net of
        income taxes ($0, $10, $0, $10, respectively)            --                 49             --                954
   Gain on disposal of discontinued operations                   --             10,260             --             10,260
                                                            ---------        ---------        ---------        ---------
                                                                 --             10,309             --             11,214
Net income (loss)                                           $  (5,114)       $   5,349        $ (10,614)       $     575
                                                            =========        =========        =========        =========




See notes to condensed consolidated financial statements.

                         Paragon Corporate Holdings Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                Six Months Ended
                                                          -----------------------------
                                                          June 30, 2001   June 30, 2000
                                                          -------------   -------------
                                                                  (Unaudited)
Operating activities:
   Net loss                                                  $(10,614)       $    575
   Adjustments to reconcile net loss
    to net cash used in operating activities:
      Gain on sale of business                                   --           (10,260)
      Provision for depreciation and amortization               3,077           4,070
      Amortization of deferred financing costs                    258             258
      Changes in operating assets and liabilities              (2,976)         (7,025)
                                                             --------        --------
Net cash used in operating activities                         (10,255)        (12,382)


Investing activities:
   Acquisition of business, net of cash acquired                 --            (4,603)
   Purchases of property, plant and equipment                    (626)         (1,285)
   Proceeds from sale of property, plant and equipment             53            --
   Decrease in short-term investments                            --             3,610
   Proceeds from sale of business, net                           --            60,492
                                                             --------        --------
Net cash (used in) provided by investing activities              (573)         58,214


Financing activities:
   Borrowings on revolving credit facility                      6,000          15,637
   Payment of debt assumed in acquisition                        --            (7,383)
   Decrease in amounts due to GEC                                --               (35)
   Principal payments on long-term borrowings                    (517)           (984)
   Distribution for taxes                                        --            (4,500)
                                                             --------        --------
Net cash provided by financing activities                       5,483           2,735

Effect of exchange rate changes on cash                            96            (176)
                                                             --------        --------
Increase (decrease) in cash and cash equivalents               (5,249)         48,391
Cash and cash equivalents at beginning of period               56,914          15,341
                                                             --------        --------

Cash and cash equivalents at end of period                   $ 51,665        $ 63,732
                                                             ========        ========




See notes to condensed consolidated financial statements.

                         Paragon Corporate Holdings Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 (In Thousands)

A.       ORGANIZATION

Paragon Corporate Holdings Inc. (hereinafter referred to as the "Company") is a Delaware holding company organized in September 1996. The Company has no independent operations or investments other than its investments in its subsidiaries, except that the Company has temporarily invested, at the holding company level, the residual proceeds from the Senior Notes issued during 1998 and the net proceeds from the sale of its Curtis Industries Inc. ("Curtis") subsidiary sold in 2000. As of June 30, 2001, N.E.S. Investment Co. owns 83% of the Company.

B.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes of Paragon Corporate Holdings Inc. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

In connection with the acquisition of Multigraphics, the Company anticipated that it would incur restructuring costs of approximately $2.2 million comprised primarily of employee termination and relocation costs. Since the acquisition, the Company incurred and paid $2.4 million of these costs, which represents substantially all of the costs to complete the integration. Employee termination costs and contractual obligations pertaining to the integration of Multigraphics that qualified under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and thus included in the purchase price allocation, amounted to $4.5 million. Since the acquisition, amounts paid and charged against this liability were $2.0 million in 2000 and $0.6 million in 2001.

D.       DISCONTINUED OPERATIONS

On April 27, 2000, the Company entered into a definitive agreement to sell substantially all of the assets and related liabilities of its wholly-owned subsidiary, Curtis, which comprised entirely the Company's automotive and industrial supplies segment. The transaction closed on May 10, 2000 and the Company received proceeds of $61.0 million resulting in a $10.3 million gain which was recognized in the second quarter of 2000.

The disposition of Curtis represents the disposal of a segment of a business under APB Opinion No. 30. Accordingly, the consolidated statements of operations reflect the results of Curtis as a discontinued operation. Net revenues of Curtis were $6.5 million and $27.7 million, respectively, for the three-month and six-month periods ended June 30, 2000.


E.       USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

F.       COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

                                                 Three Months Ended              Six Months Ended
                                              -------------------------       ------------------------
                                               June 30,       June 30,        June 30,        June 30,
                                               2001             2000            2001            2000
                                              --------        --------        --------        --------
Net income (loss)                             $ (5,114)       $  5,349        $(10,614)       $    575
Foreign currency translation adjustment            202            (274)           (354)           (241)
                                              --------        --------        --------        --------
Comprehensive income/(loss)                   $ (4,912)       $  5,075        $(10,968)       $    334
                                              ========        ========        ========        ========


G.       FINANCING ARRANGEMENTS

The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying amount of the revolving credit facility approximates fair value. The carrying amount of the senior notes exceeds its fair value at June 30, 2001 by $67.9 million. The fair value has been determined using the market price of the related securities at June 30, 2001.

The Company's senior notes require semi-annual interest payments on October 1 and April 1 in arrears. On July 3, 2001, the Company commenced an offer (the "Exchange Offer") to exchange a payment of cash and the issuance of new promissory notes (the "Promissory Notes") of the Company and A.B.Dick Company ("A.B.Dick"), for all of its outstanding senior notes, which are currently outstanding in an aggregate principal amount of $115 million. The Exchange Offer expires on August 14, 2001. As of August 13, 2001, noteholders representing approximately 95% of the outstanding senior notes tendered or consented.

At June 30, 2001, the Company was in violation of certain financial covenants under the terms of the Credit Agreement for which it has received waivers through June 30, 2001.

H.       INVENTORIES

Domestic inventories, which represent approximately 76% of total consolidated inventory, are determined on the last-in, first-out (LIFO) basis and foreign inventories are determined on the first-in, first-out (FIFO) basis. Where necessary, reserves are provided to value inventory at the lower of cost or market.




Inventories are summarized as follows:
                                        June 30,       December 31,
                                          2001            2000
                                        --------       ------------

Raw materials and work in process       $  7,892        $  8,678
Finished goods                            31,048          36,654
LIFO reserve                              (2,076)         (1,538)
                                        --------        --------
                                        $ 36,864        $ 43,794
                                        ========        ========

I.       INCOME TAXES

On March 14, 2000, A.B.Dick, a wholly-owned subsidiary of the Company, elected C Corporation status for United States income tax purposes effective January 1, 2000. Accordingly, as of January 1, 2000, A.B.Dick recognized its existing deferred income taxes. On July 14, 2000, the Company elected C Corporation status for United States income tax purposes effective May 12, 2000. The Company did not have any deferred income taxes. Prior to these elections, the Company and its wholly-owned subsidiary, A.B.Dick, were treated as Subchapter S Corporations for United States income tax purposes. The Company has subsidiaries located in the United Kingdom, Canada, Belgium and the Netherlands which are subject to income taxes in their respective countries. For the three months ended June 30, 2001 and 2000, the Company recorded foreign income tax expense of $12 and $94 respectively, related to its foreign subsidiaries. For the six months ended June 30, 2001 and 2000, the Company recorded foreign income tax expense of $18 and $100 respectively, related to its foreign subsidiaries.

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

The Company's foreign subsidiaries and Multigraphics LLC are not guarantors of the Senior Notes. Summarized consolidating balance sheets as of June 30, 2001 and December 31, 2000 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                              Combined       Combined
                                                The          Guarantor     Non-Guarantor
                                              Company       Subsidiaries    Subsidiaries     Eliminations         Total
                                             ---------      ------------   ---------------   ------------       ---------
BALANCE SHEET DATA
(JUNE 30, 2001):
Current assets:
  Cash and cash equivalents                  $     150        $  50,676       $     839        $    --          $  51,665
  Accounts receivable, net                        --             25,563           6,218             --             31,781
  Inventories                                     --             29,873           7,677             (686)          36,864
  Other                                            125            3,578             822             --              4,525
                                             ---------        ---------       ---------        ---------        ---------
Total current assets                               275          109,690          15,556             (686)         124,835

Property, plant and equipment, net                --              8,707             696             --              9,403
Goodwill, net                                     --             34,433            --               --             34,433
Investment in subsidiaries                      93,088           17,426            --           (110,514)            --
Other assets                                     3,393              337            --               --              3,730
Intercompany                                      --             12,390            --            (12,390)            --
                                             ---------        ---------       ---------        ---------        ---------
                                             $  96,756        $ 182,983       $  16,252        $(123,590)       $ 172,401
                                             =========        =========       =========        =========        =========
Current liabilities:
  Revolving credit facility                  $  31,535        $    --         $    --          $    --          $  31,535
  Accounts payable                                --             19,960           2,100             --             22,060
  Accrued expenses                               2,806           10,640           4,782             --             18,228
  Deferred service revenue                        --             13,235             910             --             14,145
  Due to GEC                                      --                817            --               --                817
  Current portion of long-term debt
      and capital lease obligations               --                790              44             --                834
Intercompany                                     4,101            7,679             610          (12,390)            --
                                             ---------        ---------       ---------        ---------        ---------
Total current liabilities                       38,442           53,121           8,446          (12,390)          87,619

Senior Notes                                   115,000             --              --               --            115,000
Other long-term debt and capital lease
   obligations, less current portion              --              1,127              77             --              1,204
Retirement obligations                            --              4,056           3,908             --              7,964
Other long-term liabilities                       --              6,503           2,129             --              8,632
Stockholder's equity (deficit)                 (56,686)         118,176           1,692         (111,200)         (48,018)
                                             ---------        ---------       ---------        ---------        ---------
                                             $  96,756        $ 182,983       $  16,252        $(123,590)       $ 172,401
                                             =========        =========       =========        =========        =========

J.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - CONTINUED

                                                                 Combined       Combined
                                                    The          Guarantor     Non-Guarantor
                                                  Company       Subsidiaries   Subsidiaries     Eliminations        Total
                                                 ---------      ------------   --------------   ------------       ---------
BALANCE SHEET DATA
(DECEMBER 31, 2000):
Current assets:
   Cash and cash equivalents                     $   3,440        $  52,719       $     755       $    --          $  56,914
   Accounts receivable, net                           --             27,990           5,905            --             33,895
   Inventories                                        --             35,946           8,569            (721)          43,794
   Other                                               102            3,957           1,864            --              5,923
                                                 ---------        ---------       ---------       ---------        ---------
Total current assets                                 3,542          120,612          17,093            (721)         140,526

Property, plant and equipment, net                    --              9,904             922            --             10,826
Goodwill                                              --             35,088            --              --             35,088
Investment in subsidiaries                          93,088           15,348            --          (108,436)            --
Other assets                                         3,656              328            --              --              3,984
Intercompany                                          --             10,267            --           (10,267)            --
                                                 ---------        ---------       ---------       ---------        ---------
Total Assets                                     $ 100,286        $ 191,547       $  18,015       $(119,424)       $ 190,424
                                                 =========        =========       =========       =========        =========

Current liabilities:
   Revolving credit facility                     $  25,534        $    --         $    --         $    --          $  25,534
   Accounts payable                                   --             26,188           2,483            --             28,671
   Accrued expenses                                  3,093           11,848           6,299            --             21,240
   Deferred service revenue                           --             15,197             820            --             16,017
   Due to GEC                                         --                817            --              --                817
   Current portion of long-term debt
      and capital lease obligations                   --                964              46            --              1,010
   Intercompany                                      4,991            3,787           1,489         (10,267)            --
                                                 ---------        ---------       ---------       ---------        ---------
Total current liabilities                           33,618           58,801          11,137         (10,267)          93,289
Senior notes                                       115,000             --              --              --            115,000
Other long-term debt and capital lease
      obligations, less current portion               --              1,445             109            --              1,554
Retirement obligations                                --              3,904           3,921            --              7,825
Other long-term liabilities                           --              7,588           2,218            --              9,806
Stockholders' equity (deficit)                     (48,332)         119,809             630        (109,157)         (37,050)
                                                 ---------        ---------       ---------       ---------        ---------
Total liabilities and stockholders' equity       $ 100,286        $ 191,547       $  18,015       $(119,424)       $ 190,424
                                                 =========        =========       =========       =========        =========

J.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - CONTINUED

Summarized consolidating statements of operations for the three months ended June 30, 2001 and 2000, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                         Combined      Combined
                                            The          Guarantor    Non-Guarantor
                                          Company       Subsidiaries    Subsidiaries    Eliminations       Total
                                          --------      ------------  --------------    ------------      --------
INCOME STATEMENT DATA:
(THREE MONTHS ENDED JUNE 30, 2001):
Net revenue                               $   --          $ 47,007        $  8,655        $   (728)       $ 54,934
Cost of revenue                               --            35,441           6,707            (728)         41,420
                                          --------        --------        --------        --------        --------
Gross profit                                  --            11,566           1,948            --            13,514
Total operating expenses                       722          12,390           2,445            --            15,557
                                          --------        --------        --------        --------        --------
Operating loss                                (722)           (824)           (497)           --            (2,043)
Interest income (expense), net              (3,420)            536              (8)           --            (2,892)
Other expense                                  (71)            (60)            (36)           --              (167)
                                          --------        --------        --------        --------        --------

Loss from continuing operations
   before income taxes                      (4,213)           (348)           (541)           --            (5,102)
Income tax expense                            --                12            --              --                12
                                          --------        --------        --------        --------        --------

Net loss                                  $ (4,213)       $   (360)       $   (541)       $   --          $ (5,114)
                                          ========        ========        ========        ========        ========


                                                         Combined        Combined
                                            The          Guarantor      Non-Guarantor
                                          Company       Subsidiaries     Subsidiaries   Eliminations       Total
                                          -------       ------------    --------------  ------------      --------
INCOME STATEMENT DATA:
(THREE MONTHS ENDED JUNE 30, 2000):
Net revenue                               $   --          $ 54,251        $  8,742        $   (788)       $ 62,205
Cost of revenue                               --            40,122           6,445            (788)         45,779
                                          --------        --------        --------        --------        --------
Gross profit                                  --            14,129           2,297            --            16,426
Total operating expenses                       878          14,020           2,899              23          17,820
                                          --------        --------        --------        --------        --------
Operating income (loss)                       (878)            109            (602)            (23)         (1,394)
Interest income (expense), net              (2,768)           (725)             15            --            (3,478)
Other income (expense)                         (18)             26              (2)           --                 6
                                          --------        --------        --------        --------        --------
Loss from continuing operations
   before income taxes                      (3,664)           (590)           (589)            (23)         (4,866)
Income tax expense                            --                15              79            --                94
                                          --------        --------        --------        --------        --------
Loss from continuing operations             (3,664)           (605)           (668)            (23)         (4,960)

Discontinued operations:
  Income (loss) from discontinued
  operations, net of tax                      --               242            (216)             23              49
  Gain on disposal of discontinued
  operations                                  --            10,260            --              --            10,260
                                          --------        --------        --------        --------        --------
                                              --            10,502            (216)             23          10,309
Net income (loss)                         $ (3,664)       $  9,897        $   (884)       $   --          $  5,349
                                          ========        ========        ========        ========        ========

Summarized consolidating statements of operations for the six months ended June 30, 2001 and 2000, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                          Combined         Combined
                                          The             Guarantor      Non-Guarantor
                                        Company        Subsidiaries      Subsidiaries    Eliminations        Total
                                        ---------      ------------      ------------    -------------      ---------
INCOME STATEMENT DATA:
(SIX MONTHS ENDED JUNE 30, 2001):
Net revenue                             $    --          $  94,501        $  17,648        $  (1,608)       $ 110,541
Cost of revenue                              --             71,992           13,473           (1,608)          83,857
                                        ---------        ---------        ---------        ---------        ---------
Gross profit                                 --             22,509            4,175             --             26,684
Total operating expenses                    1,284           25,089            4,995             --             31,368
                                        ---------        ---------        ---------        ---------        ---------
Operating loss                             (1,284)          (2,580)            (820)            --             (4,684)
Interest income (expense), net             (6,744)           1,143               (5)            --             (5,606)
Other expense                                (202)              (3)            (101)            --               (306)
                                        ---------        ---------        ---------        ---------        ---------
Loss from continuing operations
   before income taxes                     (8,230)          (1,440)            (926)            --            (10,596)
Income tax expense                           --                 18             --               --                 18
                                        ---------        ---------        ---------        ---------        ---------
Net loss                                $  (8,230)       $  (1,458)       $    (926)       $    --          $ (10,614)
                                        =========        =========        =========        =========        =========



                                                         Combined          Combined
                                          The            Guarantor       Non-Guarantor
                                        Company        Subsidiaries       Subsidiaries   Eliminations         Total
                                        ---------      ------------      -------------   -------------      ---------
INCOME STATEMENT DATA:
(SIX MONTHS ENDED JUNE 30, 2000):
Net revenue                              $    --          $ 100,766        $  20,838        $  (1,801)       $ 119,803
Cost of revenue                               --             75,239           15,894           (1,801)          89,332
                                         ---------        ---------        ---------        ---------        ---------
Gross profit                                  --             25,527            4,944             --             30,471
Total operating expenses                     1,441           26,425            5,871              123           33,860
                                         ---------        ---------        ---------        ---------        ---------
Operating loss                              (1,441)            (898)            (927)            (123)          (3,389)
Interest income (expense), net              (5,497)          (1,414)              24             --             (6,887)
Other expense                                  (66)             (47)            (150)            --               (263)
                                         ---------        ---------        ---------        ---------        ---------
Loss from continuing operations
   before income taxes                      (7,004)          (2,359)          (1,053)            (123)         (10,539)
Income tax expense                            --                 22               78               --              100
                                         ---------        ---------        ---------        ---------        ---------
Loss from continuing operations             (7,004)          (2,381)          (1,131)            (123)         (10,639)

Discontinued operations:
  Income (loss) from discontinued
  operations, net of tax                      --              1,187             (356)             123              954
  Gain on disposal of discontinued
  operations                                  --             10,260             --               --             10,260
                                         ---------        ---------        ---------        ---------        ---------
                                              --             11,447             (356)             123           11,214
Net income (loss)                        $  (7,004)       $   9,066        $  (1,487)       $    --          $     575
                                         =========        =========        =========        =========        =========

Summarized consolidating statements of cash flows for the six months ended June 30, 2001 and 2000, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                                  Combined        Combined
                                                     The          Guarantor      Non-Guarantor
                                                   Company       Subsidiaries     Subsidiaries   Eliminations       Total
                                                   -------       ------------     ------------   ------------       -----
CASH FLOW DATA:
(SIX MONTHS ENDED JUNE 30, 2001):

Net cash used in operating activities              $ (8,290)       $   (617)       $ (1,326)       $    (22)       $(10,255)

Investing activities:
   Proceeds from sale of property, plant and
     Equipment                                         --                 5              48            --                53
   Purchases of property, plant and
     equipment                                         --              (483)           (143)           --              (626)
                                                   --------        --------        --------        --------        --------
Net cash provided by (used in)
         investing activities                          --              (478)            (95)           --              (573)

Financing activities:
   Borrowings made on revolving credit                6,000            --              --              --             6,000
facility
   Principal payments on long-term
borrowings                                             --              (492)            (25)           --              (517)
   Intercompany transactions                         (1,000)           (456)          1,520             (64)           --
                                                   --------        --------        --------        --------        --------
Net cash provided by (used in)
      Financing activities                            5,000            (948)          1,495             (64)          5,483

Effect of exchange rate changes on cash                --              --                10              86              96
                                                   --------        --------        --------        --------        --------

Increase (decrease) in cash and cash
  Equivalents                                        (3,290)         (2,043)             84            --            (5,249)

Cash and cash equivalents at beginning
     Of period                                        3,440          52,719             755            --            56,914
                                                   --------        --------        --------        --------        --------
Cash and cash equivalents at end of period         $    150        $ 50,676        $    839        $   --          $ 51,665
                                                   ========        ========        ========        ========        ========

                                                                  Combined        Combined
                                                     The          Guarantor     Non-Guarantor
                                                   Company       Subsidiaries    Subsidiaries   Eliminations        Total
                                                   -------       ------------    ------------   ------------        -----
CASH FLOW DATA:
(SIX MONTHS ENDED JUNE 30, 2000):

Net cash used in operating activities              $ (4,008)       $ (6,452)       $ (1,924)       $      2        $(12,382)

Investing activities:
   Acquisition of business, net of cash              (5,091)            488            --              --            (4,603)
acquired
   Purchases of property, plant and
equipment                                              --              (975)           (310)           --            (1,285)
   Proceeds from sale of business                      --            60,492            --              --            60,492
   Decrease in short-term investments                 3,610            --              --              --             3,610
                                                   --------        --------        --------        --------        --------
Net cash (used in) provided by investing
  Activities                                         (1,481)         60,005            (310)           --            58,214

Financing activities:
   Borrowings on revolving credit facilities         15,637            --              --              --            15,637
   Payment of debt assumed in acquisition            (7,383)           --              --              --            (7,383)
   Decrease in amounts due to GEC                      --               (35)           --              --               (35)
   Principal payments on long-term                     --              (950)            (34)           --              (984)
borrowings
   Intercompany                                      (3,557)          1,775           1,784              (2)           --
   Dividends received/(paid)                          4,500          (4,500)           --              --              --
   Distribution for taxes                            (4,500)           --              --              --            (4,500)
                                                   --------        --------        --------        --------        --------
Net cash (used in) provided by financing
  Activities                                          4,697          (3,710)          1,750              (2)          2,735

Effect of exchange rate changes on cash                --                29            (205)           --              (176)
                                                   --------        --------        --------        --------        --------
Increase (decrease) in cash and
   Cash equivalents                                    (792)         49,872            (689)           --            48,391

Cash and cash equivalents at beginning
     Of period                                        7,760           5,396           2,185            --            15,341
                                                   --------        --------        --------        --------        --------
Cash and cash equivalents at end of period         $  6,968        $ 55,268        $  1,496        $   --          $ 63,732
                                                   ========        ========        ========        ========        ========

K.       RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 141 are effective for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 is effective January 1, 2002 and applies to all goodwill and other intangibles assets recognized in the Company's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 141 requires that any unamortized deferred credit related to an excess of cost arising from any prior business combinations be recognized as a cumulative effect of a change in accounting principle upon the adoption of SFAS No. 142. At June 30, 2001, the Company has a $1.8 million unamortized deferred credit arising from the Company's acquisition of A. B. Dick recorded in other long-term liabilities. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The transition provisions in SFAS No. 142 provide that goodwill and intangible assets with indefinite lives acquired in a business combination completed after June 30, 2001 will not be amortized. The Company is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and has not yet determined the effects of these Statements on the Company's financial position or results of operations.

L.       SUBSEQUENT EVENTS

On May 31, 2001, the Company entered into a merger agreement with Rhemai I B.V. "Rhemai", a Netherlands company and manufacturer and distributor of equipment and supplies and a service provider to the graphic arts industry. Under the terms of the Merger Agreement, all of the outstanding common stock of A.B. Dick Netherlands B.V. and A.B. Dick N.V. (a Belgian company) will be issued to Rhemai in exchange for a 55% interest in the issued share capital of Rhemai. The completion date for the merger is scheduled for the third quarter 2001 subject to the attainment of certain financial requirements as stated in the agreement.

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

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000:

NET REVENUE

For the three months ended June 30, 2001, net revenue decreased $7.3 million or 11.7% to $54.9 from $62.2 million for the quarter ended June 30, 2000. Printing equipment sales decreased $3.6 million or 19.2% over the prior year to $15.0 million. Printing supplies sales decreased $2.6 million or 10.1% from the prior year. The decrease in both equipment and supplies was primarily attributable to weaker analog product demand in domestic and certain European markets. Repair parts and service revenues decreased $1.1 million or 6.2% to $16.9 million primarily due to lower revenues on prepaid service contracts.

GROSS PROFIT

Gross profit decreased $2.9 million or 17.7% to $13.5 million for the quarter ended June 30, 2001. Gross profit as a percentage of sales was 24.6% during the first quarter of 2001 compared to 26.4% for the same period last year. The decrease in gross profit percentage is attributable to increased freight costs, lower fixed cost absorption in 2001 on manufactured equipment due to reduced volume, increase in inventory valuation allowances on discontinued products, and lower prepaid service contract revenues which in large part fall through to the gross profit line. These higher costs and allowances were partially offset by lower field service costs and increased operating efficiencies.

COSTS AND EXPENSES

Costs and expenses decreased $2.3 million or 12.7% to $15.6 million for the quarter ended June 30, 2001 from $17.8 million for the quarter ended June 30, 2000. General and administrative expenses decreased $1.5 million as a result of eliminating redundant functions. Sales and marketing costs decreased $1.0 million or 13.9% due to lower promotional spending and lower compensation including commissions. Relocation and severance costs decreased by $0.3 million to $0.3 million for the second quarter of 2001. Offsetting these decreases were the increases in depreciation and amortization of $0.3 million and research and development costs of $0.2 million.

OPERATING LOSS
The operating loss increased $0.6 million to $2.0 million for the quarter ended June 30, 2001 from $1.4 million for the quarter ended June 30, 2000. The increase in operating loss from 2000 resulted primarily from lower revenues and gross profits partially offset by lower operating expenses.


SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000:

NET REVENUE

For the six months ended June 30, 2001, net revenue decreased $9.3 million or 7.7% to $110.5 from $119.8 million for the six months ended June 30, 2000. Weaker demand more than offset the positive effect of having the Multigraphics acquisition in the operating results for the six months in the current year compared to approximately five months in the prior year. Printing equipment sales decreased $6.7 million or 18.6% over the prior year to $29.4 million. Printing supplies sales decreased $2.7 million or 5.3% from the prior year. The decrease in both equipment and supplies was primarily attributable to weaker demand in domestic and certain

European markets for the Company's analog products. Repair parts and service revenues increased $0.1 million or 0.4% to $34.0 million primarily due to the acquisition of Multigraphics.

GROSS PROFIT

Gross profit decreased $3.8 million or 12.4% to $26.7 million for the six months ended June 30, 2001. Gross profit as a percentage of sales decreased to 24.1% from 25.4% compared to the same period last year. The decrease in gross profit percentage is attributable to increased freight costs, lower fixed cost absorption in 2001 on manufactured equipment due to reduced volume, and an increase in inventory valuation allowances on discontinued products. These higher costs and allowances were partially offset by higher service margins resulting from lower field service costs and increased operating efficiencies. The Company believes that its margin percentage may decrease in the future as its sales shift from higher margin analog products to lower margin digital products. To offset lower margins, the Company continues to seek increased operating efficiencies and lower expenses.

COSTS AND EXPENSES

Costs and expenses decreased by $2.5 million or 7.4% to $31.4 million for the six months ended June 30, 2001 from $33.9 million for the six months ended June 30, 2000. General and administrative expenses decreased $1.9 million or 12.5% as a result of eliminating redundant functions. Sales and marketing costs decreased $1.0 million or 6.9% due to lower promotional spending and lower compensation including commissions. Relocation and severance costs decreased by $0.4 million to $0.6 million for the six months of 2001. Offsetting these decreases were the increases in depreciation and amortization of $0.6 million and research and development costs of $0.2 million.

OPERATING LOSS

The operating loss increased $1.3 million to $4.7 million for the six months ended June 30, 2001 from $3.4 million for the six months ended June 30, 2000. The increase in operating loss from 2000 resulted primarily from lower revenues and gross profits partially offset by lower operating expenses.

RESTRUCTURING CHARGE

In connection with the acquisition of Multigraphics, the Company anticipated that it would incur restructuring costs of approximately $2.2 million comprised primarily of employee termination and relocation costs. Since the acquisition, the Company incurred and paid $2.4 million of these costs, which represents substantially all of the costs to complete the integration. Employee termination costs and contractual obligations pertaining to the integration of Multigraphics that qualified under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and thus included in the purchase price allocation, amounted to $4.5 million. Since the acquisition, amounts paid and charged against this liability were $2.0 million in 2000 and $ 0.6 million in 2001.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Canada, the United Kingdom, the Netherlands, and Belgium. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls, and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Japanese yen, the Canadian dollar, the British pound sterling, the Dutch guilder, and the Belgian franc. The fluctuation of the U.S. dollar versus other currencies resulted in decreases to stockholder's equity of approximately $0.3 million and $0.3 million for the six months ended June 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $10.3 million and $12.4 million for the six months ended June 30, 2001 and 2000, respectively. The net cash used in operating activities in 2001 was principally the result of net losses incurred of $10.6 million, reduction of accounts payable of $6.0 million, and decrease in accrued liabilities of $4.1 million offset by a decrease in inventory of $6.0 million and in receivables of $1.8 million. The net loss in 2001 is due to operating losses and interest costs on the senior notes. Net cash used in operating activities in 2000 was also primarily attributable to operating losses and interest on the senior notes mentioned above.

The net cash used in investing activities was $0.6 million and $58.2 million for the six months ended June 30, 2001 and 2000, respectively. The 2000 amount reflects the payment for the Multigraphics acquisition of $4.6 million and the proceeds from the sale of the net assets of Curtis Industries of $60.5 million.

Net cash provided by financing activities was $5.5 million and $2.7 million for the six months ended June 30, 2001 and 2000, respectively. The net cash provided by financing activities in 2001 was from $6.0 million of borrowings on the Company's revolving credit facility offset by $0.5 million for principal payments on long-term borrowings. The net cash provided by financing activities in 2000 was primarily the result of $15.6 million of borrowings on the Company's revolving credit facility to fund the Multigraphics acquisition and operating losses partially offset by $7.4 million payment of debt assumed in the acquisition.

The Company's primary capital requirements (excluding acquisitions) consist of working capital, capital expenditures and debt service. The Company expects current financial resources and funds from operations to be adequate to meet current cash requirements. At June 30, 2001, the Company had cash and cash equivalents of $51.7 million and unused credit facilities of approximately $1.3 million available for its use. At June 30, 2001, the Company was in violation of certain financial covenants under the terms of the Credit Agreement for which it has received waivers through June 30, 2001.

The Company's senior notes require semi-annual interest payments on October 1 and April 1 in arrears. On July 3, 2001, the Company commenced an offer (the "Exchange Offer") to exchange a payment of cash and the issuance of new promissory notes (the "Promissory Notes") of the Company and A.B.Dick Company ("A.B.Dick"), for all of its outstanding senior notes, which are currently outstanding in an aggregate principal amount of $115 million. The Exchange Offer expires on August 14, 2001. As of August 13, 2001, noteholders representing approximately 95% of the outstanding senior notes tendered or consented.


RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 141 are effective for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 is effective January 1, 2002 and applies to all goodwill and other intangibles assets recognized in the Company's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 141 requires that any unamortized deferred credit related to an excess of cost arising from any prior business combinations be recognized as a cumulative effect of a change in accounting principle upon the adoption of SFAS No. 142. At June 30, 2001, the Company has a $1.8 million unamortized deferred credit arising from the Company's acquisition of A. B. Dick recorded in other long-term liabilities. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The transition provisions in SFAS No. 142 provide that goodwill and intangible assets with indefinite lives acquired in a business combination completed after June 30, 2001 will not be amortized. The Company is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and has not yet determined the effects of these Statements on the Company's financial position or results of operations.


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

The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying amount of the revolving credit facility approximates fair value. The carrying amount of the senior notes exceeds its fair value at June 30, 2001 by $67.9 million. The fair value has been determined using the market price of the related securities at June 30, 2001.

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Index of Exhibits

           (b)  Reports on Form 8-K filed in the second quarter of 2001

                Form 8-K Current Report dated April 13, 2001, regarding the Exchange Offer with respect to the Registrant's outstanding 9-5/8% Series B Notes due 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 PARAGON CORPORATE HOLDINGS INC.

                 By: /s/ Brian J. Longe
                     ----------------------------------------
                     BRIAN J. LONGE
                     President and Chief Executive Officer and Director (As duly authorized representative and Principal Executive Officer)


                 PARAGON CORPORATE HOLDINGS INC.

                 By: /s/ Gregory T. Knipp
                     ----------------------------------------
                     GREGORY T. KNIPP
                     Chief Financial Officer (As duly authorized representative and as Principal Financial and Accounting Officer)


                 A.B.DICK COMPANY

                 By: /s/ Gregory T. Knipp
                     ----------------------------------------
                     GREGORY T. KNIPP
                     Chief Financial Officer (As duly authorized representative and as Principal Financial and Accounting Officer)


                 ITEK GRAPHIX CORP.

                 By: /s/ Brian J. Longe
                     ----------------------------------------
                     BRIAN J. LONGE
                     President and Chief Executive Officer (As duly authorized Officer)




Date:  August 14, 2001

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
     4.1  Indenture,  dated as of  April 1,  1998,  among  Paragon  Corporate  Holdings  Inc.,  A.B.Dick  Company,  Curtis    (1)
          Industries,  Inc., Itek Graphix Corp.,  Curtis Sub, Inc and Norwest Bank  Minnesota,  National  Association,  as
          Trustee (containing, as exhibits, specimens of the Series A Notes and the Series B Notes).
     4.4  (a)    Credit  and  Security  Agreement,  dated as of April 1, 1998  amended by  Amendment  I,  between  Paragon    (1)
                 Corporate Holdings Inc. and Key Corporate Capital Inc.
          (b)    Amendment I, dated as of March 17, 1999, to the Credit and Security Agreement,  dated as of April 1, 1998    (1)
                 between Paragon Corporate Holdings Inc. and Key Corporate Capital Inc.
          (c)    Waiver and  Amendment  to the Credit and  Security  Agreement,  dated  March 29,  2000,  between  Paragon    (2)
                 Corporate Holdings Inc. and Key Corporate Capital, Inc.
          (d)    Amendment No. 2 to Credit and Security  Agreement dated June 30, 2000, between Paragon Corporate Holdings    (5)
                 Inc. and Key Corporate Capital, Inc.
          (e)    Amendment No. 3 to Credit and Security  Agreement dated May 10, 2000,  between Paragon Corporate Holdings    (5)
                 Inc. and Key Corporate Capital, Inc.
          (f)    Waiver  Letter to the Credit and  Security  Agreement  dated August 14, 2000  between  Paragon  Corporate    (6)
                 Holdings Inc. and Key Corporate Capital, Inc.
          (g)    Amendment  No. 4 to Credit  and  Security  Agreement  dated  March 30,  2001  between  Paragon  Corporate    (7)
                 Holdings, Inc. and Key Corporate Capital, Inc.
          (h)    Waiver  Letter to the Credit and  Security  Agreement  dated May 15,2001  between  Paragon  Corporate
                 Holdings Inc. and Key Corporate Capital, Inc.
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


          (1)      Incorporated by reference from Form S-4  Registration  Number  333-51569 filed under the Securities Act of 1933,
                   as amended
          (2)      Incorporated by reference from Form 10-K File Number 333-51569 filed June 30, 2000
          (3)      Incorporated by reference from Amendment No. 2 to Form S-4 Registration Number 333-51569 filed   July
                   17, 1998
                   under the Securities Act of 1933, as amended
          (4)      Incorporated by reference from Appendix A of Schedule 14A filed December 6, 1999, by Multigraphics, Inc.
          (5)      Incorporated by reference from Form 10-Q File Number 333-51569 filed August 14, 2000.
          (6)      Incorporated by reference from Form 10-Q File Number 333-51569 filed November 14, 2000.
          (7)      Incorporated by reference from Form 10-K File Number 333-51569 filed April 6, 2001.

                                  May 15, 2001


Paragon Corporate Holdings
7400 Caldwell Avenue
Niles, Illiniois  60714
Attention:  John H. Fountain, Chairman
         Re:      Credit  and Security Agreement

Dear Sir:

         Reference is hereby made to that certain Credit and Security Agreement, dated as of April 1, 1998, as amended by that certain Amendment No. 1 to Credit and Security Agreement, dated as of March 17, 1999, as further amended by that certain Amendment No. 2 to Credit and Security Agreement, dated as of March 31, 2000, as further amended by that certain Amendment No. 3 to Credit and Security Agreement, dated as of May 10, 2000, as further amended by that certain Amendment No. 4 to Credit and Security Agreement, dated as of March 31, 2001 (as amended, modified, restated, substituted, extended and renewed at any time and from time to time, the "Credit Agreement"), by and among PARAGON CORPORATE HOLDINGS INC. ("Borrower"), certain financial institutions listed on the signature pages hereto (the "Banks"), KEY CORPORATE CAPITAL INC., as Letter of Credit Bank (the "Letter of Credit Bank"), and KEY CORPORATE CAPITAL INC. as Agent for the Banks and the Letter of Credit Bank (the "Agent"). All capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the Credit Agreement.

         Borrower has informed the Agent and the Banks that the Consolidated EBITDA of A. B. Dick for the period beginning January 1, 2001 and ending March 31, 2001, was approximately $-438,000, which amount violated Section 8.4(a) of the Credit Agreement and resulted in an Event of Default. The Agent and the Banks hereby waive such Event of Default resulting from the violation of Section 8.4(a) of the Credit Agreement for the period beginning January 1, 2001 and ending March 31, 2001.

         Borrower has informed the Agent and the Banks that the Consolidated Fixed Charge Coverage Ratio of A.B. Dick as at the end of the period beginning January 1, 2001 and ending March 31, 2001, was approximately -0.56 which amount violated Section 8.4(b)(ii) of the Credit Agreement and resulted in an Event of Default. The Agent and the Banks hereby waive such Event of Default resulting from the violation of Section 8.4(b)(ii) of the Credit Agreement for the period beginning January 1, 2001 and ending March 31, 2001.

         The waivers granted herein are limited strictly to their respective terms, shall apply only to the specific waivers described herein, shall not extend to or affect any of the Borrower's other obligations contained in the Credit Agreement or any of the other financing documents and shall not impair any rights consequent thereon. Except as expressly set forth herein, nothing contained herein shall be deemed to be a waiver of, or shall in any way impair or prejudice, any rights of the Agent or the Banks under the Credit Agreement. Neither the Agent nor any Bank shall have any obligation to issue any other or further waivers with respect to the subject matter hereof or any other matter, and, except as expressly provided herein, the Credit Agreement and all documents, instruments and agreements related thereto are hereby ratified and confirmed in all respects and shall continue in full force and effect.

         The effectiveness of this waiver is conditioned upon the Agent's receipt of the attached acknowledgment and consent executed by the Borrower.


Sincerely,


KEY CORPORATE CAPITAL INC., as Agent      KEY CORPORATE CAPITAL INC., as a Bank


-----------------------------------       -----------------------------------
By:                                       By:
   --------------------------------          --------------------------------
Its:                                      Its:
    -------------------------------           -------------------------------




                                          KEY CORPORATE CAPITAL INC., as a
                                          Letter of Credit Bank


                                          -----------------------------------
                                          By:
                                             --------------------------------
                                          Its:
                                              -------------------------------

                           ACKNOWLEDGMENT AND CONSENT

         As of the date of this Acknowledgment and Consent, Borrower has no defenses, claims, counterclaims or setoffs with respect to the Credit Agreement or its Obligations thereunder or with respect to any actions of the Agent, any Bank or any of their respective officers, directors, shareholders, employees, agents or attorneys, and Borrower irrevocably and absolutely waives any such defenses, claims, counterclaims and setoffs and releases the Agent, the Banks and each of their respective officers, directors, shareholders, employees, agents and attorneys from the same.


                                          PARAGON CORPORATE HOLDINGS INC.


                                          -----------------------------------
                                          By:
                                             --------------------------------
                                          Its:
                                              -------------------------------




Dated May 15, 2001.