Form 10-Q
period 2001-09-30
PARAGON CORPORATE HOLDINGS INC; ITEK GRAPHIX CORP; CURTIS SUB INC; CURTIS INDUSTRIES INC/NEW/; DICK A B CO
filed 2001-11-14
CIK 1060513, 1060514, 1060515, 868415, 28761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                Quarterly Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2001

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

As of November 14, 2001, there were 4,200,000 shares of the registrant's common stock outstanding.

                                      INDEX

                         PARAGON CORPORATE HOLDINGS INC.

                                                                         Page
                                                                        Number
                                                                      ----------

                          PART I FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)                                 1

         Condensed Consolidated Balance Sheets                            2
         September 30, 2001 and December 31, 2000

         Condensed Consolidated Statements of Operations                  3
         Three and Nine Months ended September 30, 2001 and 2000

         Condensed Consolidated Statements of Cash Flows                  4
         Nine Months ended September 30, 2001 and 2000

         Notes to Condensed Consolidated Financial Statements             5

Item 2   Management's Discussion and Analysis of Financial                15
         Condition and Results of Operations

Item 3   Quantitative and Qualitative Disclosures About Market Risk       21


                            PART II OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                 22

         Signatures                                                       23



                                       I

                          Part I. Financial Information

                    Item 1. Financial Statements (Unaudited)

                         Paragon Corporate Holdings Inc.
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                 September 30,          December 31,
                                                                     2001                   2000
                                                               ------------------     -----------------
                                                                  (Unaudited)
Assets:
Current assets:
   Cash and cash equivalents                                       $  15,812            $    56,914
   Accounts receivable                                                34,052                 33,895
   Inventories                                                        35,252                 43,794
   Deferred income taxes                                               3,736                  3,602
   Other current assets                                                1,704                  2,321
                                                               ------------------     -----------------
      Total current assets                                            90,556                140,526

Property, plant and equipment, net                                    10,455                 10,826
Goodwill, net                                                         34,371                 35,088
Other assets                                                             852                  3,984
                                                               ------------------     -----------------
                                                                   $ 136,234            $   190,424
                                                               ==================     =================

Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
   Revolving credit facility                                       $  30,394            $    25,534
   Notes payable                                                      25,000                      -
   Accounts payable                                                   21,800                 28,671
   Accrued compensation                                                6,280                  5,194
   Accrued interest                                                      278                  3,010
   Accrued other                                                      10,451                 13,036
   Deferred service revenue                                           16,650                 16,017
   Due to GEC                                                            817                    817
   Current portion of long-term debt
    and capital lease obligations                                        806                  1,010
                                                               ------------------     -----------------
      Total current liabilities                                      112,476                 93,289

Senior notes                                                           5,780                115,000
Other long-term debt and capital lease
   obligations, less current portion                                   1,423                  1,554
Retirement obligations                                                 7,913                  7,825
Deferred income taxes                                                  3,736                  3,602
Other long-term liabilities                                            7,094                  6,204

Minority interest in subsidiary                                        1,252                      -

Stockholders' equity (deficit):
    Common stock, $0.01 par value, authorized 5,000,000
    shares; issued and outstanding 4,200,000 shares                       42                     42
   Paid-in capital                                                       106                    106
   Shareholder note                                                     (100)                  (100)
   Retained earnings (deficit)                                        (1,983)               (35,916)
   Accumulated other comprehensive loss                               (1,505)                (1,182)
                                                               ------------------     -----------------
      Total stockholders' equity (deficit)                            (3,440)               (37,050)
                                                               ------------------     -----------------

                                                                   $ 136,234            $   190,424
                                                               ==================     =================


         See notes to condensed consolidated financial statements.

                         Paragon Corporate Holdings Inc.
                 Condensed Consolidated Statements of Operations
                                 (In Thousands)

                                                                    (Unaudited)                            (Unaudited)
                                                                 Three Months Ended                     Nine Months Ended
                                                        -------------------------------------  ------------------------------------
                                                         September 30,       September 30,      September 30,      September 30,
                                                              2001               2000                2001               2000
                                                        -----------------  ------------------  -----------------  -----------------
Net revenue                                                $    54,441        $    56,132         $   164,982        $   175,935
Cost of revenue                                                 41,680             41,825             125,537            131,157
                                                        -----------------  ------------------  -----------------  -----------------


Gross profit                                                    12,761             14,307              39,445             44,778

COSTS AND EXPENSES:
Sales and marketing expenses                                     6,223              7,105              18,910             20,733
General and administrative expenses                              5,136              5,760              18,259             20,750
Research and development                                           723                717               2,577              2,342
Depreciation and amortization                                    1,468              1,636               4,545              4,620
Management fee                                                       -                (10)                  -                 70
Acquisition, relocation and severance costs                      1,163                519               1,790              1,588
                                                        -----------------  ------------------  -----------------  -----------------
                                                                14,713             15,727              46,081             50,103
                                                        -----------------  ------------------  -----------------  -----------------

Operating loss                                                  (1,952)            (1,420)             (6,636)            (5,325)
Interest income                                                    323              1,007               1,628              1,191
Interest expense                                                 1,738             (3,542)             (5,173)           (10,613)
Minority interest in loss of subsidiary                             99                  -                  99                  -
Other income (expense)                                              69                 72                (237)               325
                                                        -----------------  ------------------  -----------------  -----------------
Income (loss) from continuing operations
         before income taxes and extraordinary item                277             (3,883)            (10,319)           (14,422)
Income tax expense                                                  11                 31                  29                131

                                                        -----------------  ------------------  -----------------  -----------------
Income (loss) from continuing operations
         before extraordinary item                                 266             (3,914)            (10,348)           (14,553)

Discontinued operations (Note D):
   Income (loss) from discontinued operations, net of
        income taxes ($0, $0, $0, $10, respectively)                 -               (181)                  -                773
   Gain on disposal of discontinued operations                       -                  -                   -             10,260
                                                        -----------------  ------------------  -----------------  -----------------
                                                                     -               (181)                  -             11,033
Income (loss) before extraordinary item                            266             (4,095)            (10,348)            (3,520)

Extraordinary item - Gain on early extinguishment
       of senior notes (Note F)                                 43,603                  -              43,603                  -
                                                        -----------------  ------------------  -----------------  -----------------

Net income (loss)                                          $    43,869        $    (4,095)         $   33,255        $    (3,520)
                                                        =================  ==================  =================  =================


See notes to condensed consolidated financial statements.

                         Paragon Corporate Holdings Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                        Nine Months Ended
                                                              September 30,           September 30,
                                                                   2001                    2000
                                                             ----------------        ----------------
                                                                           (Unaudited)
Operating activities:
   Net income (loss)                                            $    33,255              $    (3,520)
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Gain on early extinguishment of senior notes                  (43,603)                      -
      Gain on sale of business                                            -                  (10,260)
      Gain on sale of property, plant and equipment                     388                       -
      Provision for depreciation and amortization                     4,545                    5,421
      Amortization of deferred financing costs                          312                      399
      Minority interest in loss of subsidiary                            99                        -
      Changes in operating assets and liabilities                       720                   (4,634)
                                                             -----------------       -----------------
Net cash used in operating activities                                (8,829)                 (12,584)


Investing activities:
   Acquisition of business, net of cash acquired                         72                   (4,603)
   Purchases of property, plant and equipment                          (699)                  (2,031)
   Decrease in short-term investments                                     -                    3,610
   Proceeds from sale of business, net                                    -                   60,977
                                                             -----------------       -----------------
Net cash (used in) provided by investing activities                    (627)                  57,953


Financing activities:
   Payment for extinguishment of senior notes                       (34,500)                       -
   Borrowings on revolving credit facility                            4,860                    9,781
   Payment of debt assumed in acquisition                                 -                   (7,383)
   Decrease in amounts due to GEC                                         -                      (35)
   Principal payments on long-term borrowings                        (2,182)                  (2,079)
   Distribution for taxes                                                 -                   (4,500)
                                                             -----------------       -----------------
Net cash used in financing activities                               (31,822)                  (4,216)

Effect of exchange rate changes on cash                                (176)                    (189)
                                                             -----------------       -----------------
Increase (decrease) in cash and cash equivalents                    (41,102)                  40,964
Cash and cash equivalents at beginning of period                     56,914                   15,341
                                                             -----------------       -----------------

Cash and cash equivalents at end of period                      $    15,812              $    56,305
                                                             =================       =================


See notes to condensed consolidated financial statements.

                         Paragon Corporate Holdings Inc.
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 (In Thousands)

A.       ORGANIZATION

Paragon Corporate Holdings Inc. (hereinafter referred to as the "Company") is a Delaware holding company organized in September 1996. The Company has no independent operations or investments other than its investments in its subsidiaries, except that the Company has temporarily invested, at the holding company level, the residual proceeds from the Senior Notes issued during 1998 and redeemed in 2001 and the net proceeds from the sale of its Curtis Industries Inc. ("Curtis") subsidiary sold in 2000. As of September 30, 2001, N.E.S. Investment Co. owns 83% of the Company.

B.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes of Paragon Corporate Holdings Inc. set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

In connection with the acquisition of Multigraphics, the Company anticipated that it would incur restructuring costs of approximately $2.2 million comprised primarily of employee termination and relocation costs. Since the acquisition, the Company incurred and paid $2.4 million of these costs, which represents substantially all of the costs to complete the integration. Employee termination costs and contractual obligations pertaining to the integration of Multigraphics that qualified under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and thus included in the purchase price allocation, amounted to $4.5 million. Since the acquisition, amounts paid and charged against this liability were $2.0 million in 2000 and $1.0 million in 2001.

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

The disposition of Curtis represents the disposal of a segment of a business under APB Opinion No. 30. Accordingly, the consolidated statements of operations reflect the results of Curtis as a discontinued operation. Net revenues of Curtis were $27.7 million for the nine-month period ended September 30, 2000.

E.       MERGER AND RESTRUCTURING

On August 1, 2001, A.B.Dick completed the merger with Rhemai B.V. ("Rhemai"), a Netherlands company engaged in the manufacture and distribution of equipment and supplies to the graphic arts industry. Under the terms of the Merger Agreement, A.B.Dick exchanged all of the outstanding common stock of its wholly-owned subsidiaries, A.B.Dick Netherlands B.V. and A.B.Dick N.V. and a cash payment of $20 thousand for a 55% interest in the share capital of Rhemai, whose name was subsequently changed to A.B.Dick AM.

The accounting for this transaction as a purchase business combination resulted in the partial sale of A.B.Dick's subsidiaries, A.B.Dick Netherlands B.V. and A.B.Dick B.V. A.B.Dick has a 55% controlling interest in A.B.Dick AM and, accordingly, A.B.Dick AM has been consolidated in the financial statements of the Company since the completion of the transaction. The 45% interest in A.B.Dick AM by the former shareholders of Rhemai is being accounted for as a minority interest. The allocation of purchase price for A.B.Dick AM is based on preliminary estimates and will be adjusted based upon the final determination of the fair value of the assets acquired and liabilities assumed. The minority interests in subsidiary on the balance sheet reflects the initial investment of the minority shareholders' of A.B.Dick AM along with their proportional share of the earnings or losses of the subsidiary since the acquisition. The minority interests in the results of operations of subsidiaries represents the minority shareholders' share of the losses of A.B.Dick AM.

In connection with the merger with A.B.Dick AM, the Company anticipates that it will incur restructuring costs of approximately $1.0 million comprised primarily of employee and lease termination costs. Since the merger, the Company incurred $0.8 of these costs of which $0.4 million were paid as of September 30, 2001.

F.       FINANCING ARRANGEMENTS

During August 2001, the Company redeemed $109.2 million of its $115.0 million of Senior Notes for a cash payment of $34.5 million and $25.0 million of new non-interest bearing notes payable. The Company used a portion of the net cash proceeds from its sale of Curtis to extinguish the debt. This early extinguishment resulted in an extraordinary gain of $43.6 million net of the direct costs of the transaction of $3.0 million and the write-off of the associated debt issuance costs of $3.1 million. Income taxes have not been provided for the extraordinary gain as the extinguishment of debt represents a tax-free transaction to the Company under current provisions of the Internal Revenue Code.

The $25 million of non-interest bearing notes are payable only upon the occurrence of certain events as defined under the terms of notes and are convertible to an equity interest in A.B.Dick at the option of the holders of a majority of the notes.

The $5.8 million of Senior Notes outstanding at September 30, 2001 continues to require a semi-annual interest payment on October 1 and April 1 in arrears; however, the Senior Notes indenture has been amended whereby substantially all of the restrictive covenants have been eliminated.

The carrying amount of cash and cash equivalents, trade receivables, and payables approximates fair value because of the short maturity of these instruments. The carrying amount of the revolving credit facility approximates fair value. The carrying amount of the Senior Notes exceeds its fair value at September 30, 2001 by $4.0 million. The fair value has been determined using the market price of the related securities at September 30, 2001.

At September 30, 2001, the Company was in violation of certain financial covenants under the terms of the Credit Agreement for which it has received waivers through September 30, 2001.

G.       USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

H.       COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

                                                            Three Months Ended                        Nine Months Ended
                                                   -------------------------------------    --------------------------------------
                                                    September 30,        September 30,       September 30,        September 30,
                                                        2001                 2000                 2001                 2000
                                                   ----------------     ----------------    -----------------    -----------------
Net income (loss)                                    $   43,869           $   (4,095)         $     33,255         $     (3,520)
Foreign currency translation adjustment                      31                  (13)                 (323)                (254)
                                                   -----------------    ----------------     ----------------     ----------------
Comprehensive income (loss)                          $   43,900           $   (4,108)         $     32,932         $     (3,774)
                                                   =================    ================     ================     ================


I.       INVENTORIES

Domestic inventories, which represent approximately 71% of total consolidated inventory, are determined on the last-in, first-out (LIFO) basis and foreign inventories are determined on the first-in, first-out (FIFO) basis. Where necessary, reserves are provided to value inventory at the lower of cost or market.

Inventories are summarized as follows:
                                        September 30,          December 31,
                                            2001                   2000
                                     --------------------   -------------------

Raw materials and work in process      $       8,339           $      8,678
Finished goods                                28,959                 36,654
LIFO reserve                                  (2,046)                (1,538)
                                     --------------------   -------------------
                                       $      35,252           $     43,794
                                     ====================   ===================

J.       INCOME TAXES

On March 14, 2000, A.B.Dick, a wholly-owned subsidiary of the Company, elected C Corporation status for United States income tax purposes effective January 1, 2000. Accordingly, as of January 1, 2000, A.B.Dick recognized its existing deferred income taxes.

On July 14, 2000, the Company elected C Corporation status for United States income tax purposes effective May 12, 2000. The Company did not have any deferred income taxes. Prior to these elections, the Company and its wholly-owned subsidiary, A.B.Dick, were treated as Subchapter S Corporations for United States income tax purposes. The Company has subsidiaries located in the United Kingdom, Canada, Belgium and the Netherlands which are subject to income taxes in their respective countries. For the three months ended September 30, 2001 and 2000, the Company recorded foreign income tax expense of $11 and $31 respectively, related to its foreign subsidiaries. For the nine months ended September 30, 2001 and 2000, the Company recorded foreign income tax expense of $29 and $131 respectively, related to its foreign subsidiaries.

Where the Company has determined that it is more likely than not that the net deferred tax assets will not be realized, a valuation allowance has been established.

L.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

The Company's domestic operating subsidiaries, all of which are directly or indirectly wholly owned, are the only guarantors of Senior Notes. The guarantees are full, unconditional and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors.

The Company's foreign subsidiaries and Multigraphics LLC are not guarantors of the Senior Notes. Summarized consolidating balance sheets as of September 30, 2001 and December 31, 2000 for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                               Combined            Combined
                                                The            Guarantor         Non-Guarantor
                                              Company        Subsidiaries        Subsidiaries        Eliminations          Total
                                           --------------    --------------     ----------------     --------------    -------------
BALANCE SHEET DATA
(SEPTEMBER 30, 2001):
Current assets:
  Cash and cash equivalents              $          403    $       13,967     $          1,442     $            -    $       15,812
  Accounts receivable, net                            -            25,003                9,049                  -            34,052
  Inventories                                         -            25,127               10,771               (646)           35,252
  Other                                             105             4,153                1,182                  -             5,440
                                           --------------    --------------     ----------------     --------------    -------------
Total current assets                                508            68,250               22,444               (646)           90,556

Property, plant and equipment, net                    -             8,144                2,311                  -            10,455
Goodwill, net                                         -            34,132                  239                  -            34,371
Investment in subsidiaries                       93,088            13,323                  -             (106,411)                -
Other assets                                        212               332                  308                  -               852
Intercompany                                      7,489            49,635                    -            (57,124)                -
                                           --------------    --------------     ----------------     --------------    -------------
                                         $      101,297    $      173,816     $         25,302     $     (164,181)   $      136,234
                                           ==============    ==============     ================     ==============    =============

Current liabilities:
  Revolving credit facility              $       30,394    $            -     $              -     $            -    $       30,394
  Notes Payable                                  25,000                 -                    -                  -            25,000
  Accounts payable                                    -            18,233                3,567                  -            21,800
  Accrued expenses                                1,598             9,677                5,734                  -            17,009
  Deferred service revenue                            -            15,412                1,238                  -            16,650
  Due to GEC                                          -               817                    -                  -               817
  Current portion of long-term debt
      and capital lease obligations                   -               760                   46                  -               806
Intercompany                                     49,635             4,394                3,095            (57,124)                -
                                           --------------    --------------     ----------------     --------------    -------------
Total current liabilities                       106,627            49,293               13,680            (57,124)          112,476

Senior Notes                                      5,780                 -                    -                  -             5,780
Other long-term debt and capital lease
   obligations, less current portion                  -               932                  491                  -             1,423
Retirement obligations                                -             4,114                3,799                  -             7,913
Other long-term liabilities                           -             7,077                3,753                  -            10,830
Minority interest                                     -             1,252                    -                  -             1,252
Stockholder's equity (deficit)                  (11,110)          111,148                3,579           (107,057)           (3,440)
                                           --------------    --------------     ----------------     --------------    -------------

                                         $      101,297    $      173,816     $         25,302     $     (164,181)   $      136,234
                                           ==============    ==============     ================     ==============    =============

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
                                                  ============    =============   ================    ============    ===========

Summarized consolidating statements of operations for the three months ended September 30, 2001 and 2000, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):

                                                                 Combined           Combined
                                                   The          Guarantor         Non-Guarantor
                                                 Company       Subsidiaries       Subsidiaries        Eliminations          Total
                                                -----------    -------------     ----------------     --------------    ------------
INCOME STATEMENT DATA:
(THREE MONTHS ENDED SEPTEMBER 30, 2001):
Net revenue                                   $         -    $       42,518    $       13,289       $     (1,366)     $      54,441
Cost of revenue                                         -            32,342            10,704             (1,366)            41,680
                                                -----------    -------------     ----------------     --------------    ------------
Gross profit                                            -            10,176             2,585                  -             12,761
Total operating expenses                             (148)           11,692             3,169                  -             14,713
                                                -----------    -------------     ----------------     --------------    ------------
Operating loss                                        148            (1,516)             (584)                 -             (1,952)
Interest income (expense), net                      1,938               163               (40)                 -              2,061
Minority interest in loss of subsidiary                 -                99                 -                  -                 99
Other income (expense)                               (144)               13               170                  -                 69
                                                -----------    -------------     ----------------     --------------    ------------

Income (loss) from continuing operations
   before income taxes and extraordinary
   item                                             1,972            (1,241)             (454)                 -                277
Income tax expense                                      -                 4                 7                  -                 11
                                                -----------    -------------     ----------------     --------------    ------------

Income (loss) from continuing operations
       before extraordinary item                    1,972            (1,245)             (461)                 -                266
Extraordinary item - Gain on early
   extinguishment of senior notes                  43,603                -                  -                  -             43,603
                                                -----------    -------------     ----------------     --------------    ------------

Net income (loss)                             $    45,575            (1,245)             (461)                 -             43,869
                                                ===========    =============     ================     ==============    ============

                                                                 Combined           Combined
                                                   The          Guarantor         Non-Guarantor
                                                 Company       Subsidiaries       Subsidiaries        Eliminations          Total
                                                -----------    -------------     ----------------     --------------    ------------
INCOME STATEMENT DATA:
(THREE MONTHS ENDED SEPTEMBER 30, 2000):
Net revenue                                   $         -    $      50,665     $        6,069       $       (602)     $     56,132
Cost of revenue                                         -           38,281              4,146               (602)           41,825
                                                -----------    -------------     ----------------     --------------    ------------
Gross profit                                            -           12,354              1,923                  -            14,307
Total operating expenses                              681           12,127              2,919                  -            15,727
                                                -----------    -------------     ----------------     --------------    ------------
Operating income (loss)                              (681)             257               (996)                 -            (1,420)
Interest income (expense), net                     (4,622)           2,068                 19                  -            (2,535)
Other income (expense)                                244              128               (300)                 -                72
                                                -----------    -------------     ----------------     --------------    ------------

Income (loss) from continuing
   operations before income taxes                  (5,059)           2,453             (1,277)                 -            (3,883)
Income tax expense                                      -                9                 22                  -                31
                                                -----------    -------------     ----------------     --------------    ------------
Income (loss) from continuing operations           (5,059)           2,444             (1,299)                 -            (3,914)

Discontinued operations:
   Loss from discontinued operations,
       net of tax                                       -             (181)                 -                  -              (181)
                                                -----------    -------------     ----------------     --------------    ------------

Net income (loss)                             $    (5,059)   $       2,263     $       (1,299)      $          -      $     (4,095)
                                                ===========    =============     ================     ==============    ============

Summarized consolidating statements of operations for the nine months ended September 30, 2001 and 2000, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                             Combined            Combined
                                               The           Guarantor         Non-Guarantor
                                             Company       Subsidiaries        Subsidiaries         Eliminations           Total
                                           ------------    --------------     ----------------      -------------       ------------
INCOME STATEMENT DATA:
(NINE MONTHS ENDED SEPTEMBER 30, 2001):
Net revenue                              $          -    $     137,019      $       30,937        $      (2,974)      $    164,982
Cost of revenue                                     -          104,334              24,177               (2,974)           125,537
                                           ------------    --------------     ----------------      -------------       ------------
Gross profit                                        -           32,685               6,760                    -             39,445
Total operating expenses                        1,136           36,781               8,164                    -             46,081
                                           ------------    --------------     ----------------      -------------       ------------
Operating loss                                 (1,136)          (4,096)             (1,404)                   -             (6,636)
Interest income (expense), net                 (4,806)           1,306                 (45)                   -             (3,545)
Minority interest in loss of subsidiary             -               99                   -                    -                 99
Other income (expense)                           (316)              10                  69                    -               (237)
                                           ------------    --------------     ----------------      -------------       ------------

Loss from continuing operations before
      Income taxes and extraordinary
      item                                     (6,258)          (2,681)             (1,380)                   -            (10,319)
Income tax expense                                  -               22                   7                    -                 29
                                           ------------    --------------     ----------------      -------------       ------------
Income (loss) from continuing
      Operations before extraordinary
      item                                     (6,258)          (2,703)             (1,387)                   -            (10,348)

Extraordinary item - Gain on early
        Extinguishment of senior notes         43,603               -                  -                     -        $     43,603
                                           ------------    --------------     ----------------      -------------       ------------

Net income (loss)                        $     37,345    $      (2,703)     $       (1,387)       $          -        $     33,255
                                           ============    ==============     ================      =============       ============


                                                             Combined            Combined
                                               The           Guarantor         Non-Guarantor
                                             Company       Subsidiaries        Subsidiaries         Eliminations           Total
                                           ------------    --------------     ----------------      -------------       ------------
INCOME STATEMENT DATA:
(NINE MONTHS ENDED SEPTEMBER 30, 2000):
Net revenue                              $          -    $     151,431      $       26,907        $      (2,403)      $    175,935
Cost of revenue                                     -          113,520              20,040               (2,403)           131,157
                                           ------------    --------------     ----------------      -------------       ------------
Gross profit                                        -           37,911               6,867                    -             44,778
Total operating expenses                        2,638           38,552               8,790                  123             50,103
                                           ------------    --------------     ----------------      -------------       ------------
Operating loss                                 (2,638)            (641)             (1,923)                (123)            (5,325)
Interest income (expense), net                (10,119)             654                  43                    -             (7,146)
Other income (expense)                            694               81                (450)                   -                325
                                           ------------    --------------     ----------------      -------------       ------------

Income (loss) from continuing
   operations before income taxes             (12,063)              94              (2,330)                (123)           (14,422)
Income tax expense                                  -               31                 100                    -                131
                                           ------------    --------------     ----------------      -------------       ------------
Income (loss) from continuing
   operations                                 (12,063)              63              (2,430)                 123            (14,553)

Discontinued operations:
  Income (loss) from discontinued
  operations, net of tax                            -            1,006                (356)                   -                773
  Gain on disposal of discontinued
  operations                                        -           10,200                   -                                  10,260
                                           ------------    --------------     ----------------      -------------       ------------
                                                    -           11,266                (356)                 123             11,033

Net income (loss)                        $    (12,063)   $      11,329      $       (2,786)       $           -       $     (3,520)
                                           ============    ==============     ================      =============       ============


L.       GUARANTOR AND NON-GUARANTOR SUBSIDIARIES - CONTINUED

Summarized consolidating statements of cash flows for the nine months ended September 30, 2001 and 2000, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                                         Combined         Combined
                                                            The          Guarantor       Non-Guarantor
                                                          Company       Subsidiaries     Subsidiaries    Eliminations       Total
                                                         ----------     ------------     ------------    -------------    ----------
CASH FLOW DATA:
(NINE MONTHS ENDED SEPTEMBER 30, 2001):

Net cash used in operating activities                  $    (10,442)   $     2,259      $    (664)    $      18        $    (8.829)

Investing activities:
   Investment in subsidiaries                                    -            (345)           100           239                  0
   Proceeds from sale of property, plant and
      equipment                                                  -              -              105             -                105
   Acquisition of Business, net cash acquired                    -            (20)              92             -                 72
                                                        ----------     ------------     ------------    -------------    ----------
Net cash provided by (used in) investing activities              -         (1,106)             240             239             (627)

Financing activities:
   Borrowings made on revolving credit facility              4,860              -                -             -              4,860
   Principal payments on long-term borrowings                    0           (716)          (1,466)            -             (2,182)
   Payment for extinguishment of senior notes              (65,617)             -                -             -            (65,617)
   Note payable from senior notes extinguishment            25,000              -                -             -             25,000
   Intercompany transactions                                37,045        (29,170)           2,643                               0

   (518)
                                                         ----------     ------------     ------------    -------------    ----------
Net cash provided by (used in) financing activities          7,405        (39,886)           1,177           518            (31,822)
                                                                                                           1,031

Effect of exchange rate changes on cash                          -            (19)             (66)          261             (1,196)

                                                         ----------     ------------     ------------    -------------    ----------

Increase (decrease) in cash and cash equivalents            (3,037)       (38,752)             687             -            (41,102)

Cash and cash equivalents at beginning of period             3,440         52,719              755             -             56,914
                                                         ----------     ------------     ------------    -------------    ----------

Cash and cash equivalents at end of period             $       403    $    13,967      $     1,442     $       -        $    15,812
                                                         ==========     ============     ============    =============    ==========

                                                                  Combined         Combined
                                                     The          Guarantor      Non-Guarantor
                                                   Company       Subsidiaries    Subsidiaries     Eliminations        Total
                                                  ----------     ------------    -------------    ------------     ------------
CASH FLOW DATA:
(NINE MONTHS ENDED SEPTEMBER 30, 2000):

Net cash used in operating activities           $   (6,418)    $    (5,202)    $     (966)      $        2       $    (12,584)

Investing activities:
   Acquisition of business, net of cash
     acquired                                       (5,091)            488              -                -             (4,603)
   Purchases of property, plant and
     equipment                                           -          (2,009)           (22)               -             (2,031)
   Proceeds from sale of business                        -          60,977              -                -             60,977
   Decrease in short-term investments                3,610               -              -                -              3,610
                                                  ----------     ------------    -------------    ------------     ------------
Net cash (used in) provided by investing
  Activities                                        (1,481)         59,456            (22)               -             57,953

Financing activities:
   Borrowings on revolving credit facilities         9,781               -              -                -              9,781
   Payment of debt assumed in acquisition           (7,383)              -              -                -             (7,383)
   Decrease in amounts due to GEC                        -             (35)             -                -                (35)
   Principal payments on long-term
     borrowings                                          -          (2,024)           (55)               -             (2,079)
   Intercompany                                      1,947          (4,947)         3,002               (2)                 -
   Dividends received/(paid)                         4,500          (4,500)             -                -                  -
   Distribution for taxes                           (4,500)              -              -                -             (4,500)
                                                  ----------     ------------    -------------    ------------     ------------
Net cash (used in) provided by financing
  Activities                                         4,345         (11,506)         2,947               (2)            (4,216)

Effect of exchange rate changes on cash                  -               8           (197)               -               (189)
                                                  ----------     ------------    -------------    ------------     ------------

Increase (decrease) in cash and
   Cash equivalents                                 (3,554)         42,756          1,762                -             40,964

Cash and cash equivalents at beginning
     Of period                                       7,760           5,396          2,185                -             15,341
                                                  ----------     ------------    -------------    ------------     ------------

Cash and cash equivalents at end of period      $    4,206     $    48,152     $    3,947       $        -       $     56,305
                                                  ==========     ============    =============    ============     ============

M.       RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 141 are effective for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 is effective January 1, 2002 and applies to all goodwill and other intangibles assets recognized in the Company's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 141 requires that any unamortized deferred credit related to an excess of cost arising from any prior business combinations be recognized as a cumulative effect of a change in accounting principle upon the adoption of SFAS No. 142. At September 30, 2001, the Company has a $1.7 million unamortized deferred credit arising from the Company's acquisition of A. B. Dick recorded in other long-term liabilities. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The transition provisions in SFAS No. 142 provide that goodwill and intangible assets with indefinite lives acquired in a business combination completed after June 30, 2001 will not be amortized. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in a decrease in net loss of approximately $1.0 million per year.

During 2002, the Company will perform the first of the required impairment tests under SFAS No. 142 of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company's current policy for measuring goodwill impairment is based upon an analysis of undiscounted cash flows. Under SFAS No. 142, the goodwill must be assigned to reporting units and measured for impairment based upon the fair values of the reporting units. The Company has not yet determined its reporting units under SFAS No. 142 and what the effect of these new impairment tests will be on its consolidated financial position or results of operations.

In October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued. This statement, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Company is analyzing the effect of this statement and does not expect it to have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

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

On August 1, 2001, A.B.Dick completed the merger with Rhemai B.V. ("Rhemai"), a Netherlands company engaged in the manufacture and distribution of equipment and supplies to the graphic arts industry. Under the terms of the Merger Agreement, A.B.Dick exchanged all of the outstanding common stock of its wholly-owned subsidiaries, A.B.Dick Netherlands B.V. and A.B.Dick N.V. and a cash payment of $20 thousand for a 55% interest in the share capital of Rhemai, whose name was subsequently changed to A.B.Dick AM.

The accounting for this transaction as a purchase business combination resulted in the partial sale of A.B.Dick's subsidiaries, A.B.Dick Netherlands B.V. and A.B.Dick B.V. A.B.Dick has a 55% controlling interest in A.B.Dick AM and, accordingly, A.B.Dick AM has been consolidated in the financial statements of the Company since the completion of the transaction. The 45% interest in A.B.Dick AM by the former shareholders of Rhemai is being accounted for as a minority interest. The allocation of purchase price for A.B.Dick AM is based on preliminary estimates and will be adjusted based upon the final determination of the fair value of the assets acquired and liabilities assumed. The minority interests in subsidiary on the balance sheet reflects the initial investment of the minority shareholders of A.B.Dick AM along with their proportional share of the earnings or losses of the subsidiary since the acquisition. The minority interests in the results of operations of subsidiaries represents the minority shareholders' share of the earnings or losses of A.B.Dick AM.

In connection with the merger with A.B.Dick AM, the Company anticipates that it will incur restructuring costs of approximately $1.0 million comprised primarily of employee and lease termination costs. Since the merger, the Company incurred $0.8 of these costs of which $0.4 million were paid as of September 30, 2001.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000:

NET REVENUE

For the three months ended September 30, 2001, net revenue decreased $1.7 million or 3.0% to $54.4 million from $56.1 million for the quarter ended September 30, 2001. The overall decline in revenues was partially offset by the merger of A.B.Dick AM in August 2001. Repair parts and service revenues decreased $1.2 million primarily due to lower demand of repair parts and lower revenues from service contracts. Printing supplies sales decreased $0.9 million or 3.7% from the prior year. The decrease is attributable to weaker demand in domestic and certain European markets. Offsetting these revenue declines were increases of printing equipment revenues of $0.4 million or 2.6%. This increase in equipment revenues is primarily due to increased sales of the Company's manufactured digital pre-press products.

GROSS PROFIT

Gross profit decreased $1.5 million or 10.8% to $12.8 million for the quarter ended September 30, 2001. Gross profit as a percentage of sales was 23.4% during the third quarter of 2001 compared to 25.5% for the same period last year. The decrease in gross profit percentage is attributable to increased freight costs, increase in inventory valuation allowances on discontinued products, and lower service contract revenues which in large part fall through to the gross profit line. These higher costs and allowances were partially offset by lower field service costs, increased operating efficiencies, and revenue fallthrough from incremental revenues from the merger of A.B.Dick AM in August 2001.

COSTS AND EXPENSES

Costs and expenses of $14.7 million for the quarter ended September 30, 2001 decreased $1.0 million to $15.7 million for the quarter ended September 30, 2000. Sales and marketing costs decreased $0.9 million or 12.4% primarily due to lower promotional spending and lower compensation (including commissions). General and administrative expenses decreased $0.6 million to $5.1 million or 10.8% as a result of eliminating redundant functions. Offsetting this decrease was the increase in relocation and severance costs of $0.6 million primarily due to the consolidation of European operations in conjunction with the merger with A.B.Dick A.M.

OPERATING LOSS
The operating loss increased $0.6 million to $2.0 million for the quarter ended September 30, 2001 from $1.4 million for the quarter ended September 30, 2000. The increase in operating loss from 2000 resulted primarily from lower revenues and gross profits, partially offset by lower operating expenses.


NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000:

NET REVENUE

For the nine months ended September 30, 2001, net revenue decreased $10.9 million or 6.2% to $165.0 from $175.9 million for the nine months ended September 30, 2000. Weaker demand more than offset the positive effects of having the Multigraphics acquisition in the operating results for the nine months in the current year (compared to approximately eight months in the prior year) and the merger with A.B.Dick AM in August 2001. Printing equipment sales decreased $6.3 million or 12.6% over the prior year to $43.9 million. Printing supplies sales decreased $3.6 million or 4.8% from the prior year. The decrease in both equipment and supplies was primarily attributable to weaker demand in domestic and certain European markets for the Company's analog products. Repair parts and service revenues decreased $1.0 million or 2.0% to $50.3 million primarily due to lower demand of repair parts and lower revenues from service contracts.

GROSS PROFIT

Gross profit decreased $5.3 million or 11.9% to $39.4 million for the nine months ended September 30, 2001. Gross profit as a percentage of sales decreased to 23.9% from 25.5% compared to the same period last year. The decrease in gross profit percentage is attributable to increased freight costs, lower fixed cost absorption in 2001 on manufactured equipment due to reduced volume, an increase in inventory valuation allowances on discontinued products, and lower prepaid service contract revenues which in large part fall through to the gross profit line. These higher costs and allowances were partially offset by higher service margins resulting from lower field service costs and increased operating efficiencies. The Company believes that its margin percentage may decrease in the future as its sales shift from higher margin analog products to lower margin digital products. To offset lower margins, the Company continues to seek increased operating efficiencies and lower expenses.

COSTS AND EXPENSES
Costs and expenses decreased by $4.0 million or 8.0% to $46.1 million for the nine months ended September 30, 2001 from $50.1 million for the nine months ended September 30, 2000. Sales and marketing costs decreased $1.8 million or 8.8% primarily due to lower compensation (including commissions). General and administrative expenses decreased $2.5 million or 12.0% as a result of eliminating redundant functions and efficiencies gained through operational improvements. Offsetting these decreases were increases in research and development costs of $0.2 million and restructuring costs of $0.2 million primarily due to the merger with A.B.Dick AM in August 2001.

OPERATING LOSS
The operating loss increased $1.3 million to $6.6 million for the nine months ended September 30, 2001 from $5.3 million for the nine months ended September 30, 2000. The increase in operating loss from 2000 resulted primarily from lower revenues and gross profits partially offset by lower operating expenses.

RESTRUCTURING CHARGE

In connection with the acquisition of Multigraphics, the Company anticipated that it would incur restructuring costs of approximately $2.2 million comprised primarily of employee termination and relocation costs. Since the acquisition, the Company incurred and paid $2.4 million of these costs, which represents substantially all of the costs to complete the integration. Employee termination costs and contractual obligations pertaining to the integration of Multigraphics that qualified under EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and thus included in the purchase price allocation, amounted to $4.5 million. Since the acquisition, amounts paid and charged against this liability were $2.0 million in 2000 and $1.0 million in 2001. In connection within the merger of A.B.Dick AM, the Company anticipates that it will incur restructuring costs of approximately $1.0 million comprised primarily of employee and lease termination costs. Since the merger, the Company incurred $0.8 of these costs of which $0.4 million were paid as of September 30, 2001.

INTERNATIONAL OPERATIONS

The Company transacts business in a number of countries throughout the world and has facilities in the United States, Canada, the United Kingdom, the Netherlands, and Belgium. As a result, the Company is subject to business risks inherent in non-U.S. operations, including political and economic uncertainty, import and export limitations, exchange controls, and currency fluctuations. The Company believes that the risks related to its foreign operations are mitigated by the relative political and economic stability of the countries in which its largest foreign operations are located. As the U.S. dollar strengthens and weakens against foreign currencies in which the Company transacts business, its financial results will be affected. The principal foreign currencies in which the Company transacts business are the Japanese yen, the Canadian dollar, the British pound sterling, the Dutch guilder, and the Belgian franc. The fluctuation of the U.S. dollar versus other currencies resulted in decreases to stockholder's equity of approximately $0.6 million and $0.3 million for the nine months ended September 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $8.8 million and $12.6 million for the nine months ended September 30, 2001 and 2000, respectively. The net cash used in operating activities in 2001 was principally the result of a $10.3 net loss before extraordinary items, reduction of accounts payable of $8.5 million, and a decrease in accrued liabilities of $8.8 million. These uses were offset by decreases in inventory and accounts receivable of $9.3 million and $2.5 million, respectively. The net income in 2001 is due to gain on early extinguishment of debt offset by operating losses and interest costs on the senior notes. Net cash used in operating activities in 2000 was also primarily attributable to operating losses and interest on the senior notes mentioned above.

The net cash (used in) provided by investing activities was ($0.6) million and $58.0 million for the nine months ended September 30, 2001 and 2000, respectively. The 2001 net cash (used in ) operations is primarily the purchases of property, plant, and equipment of $0.7 million. The 2000 amount reflects the payment for the Multigraphics acquisition of $4.6 million and the proceeds from the sale of the net assets of Curtis Industries of $60.5 million.

Net cash used in financing activities was $31.8 million and $4.2 million for the nine months ended September 31, 2001 and 2000, respectively. The net cash used in financing activities in 2001 was a $34.5 million payment for extinguishment of senior notes and $2.2 million of principal payments on long-term borrowings, offset by $4.9 million of borrowings on the Company's revolving credit facility. The net cash used in financing activities in 2000 was the result $7.4 million payment of debt assumed in the acquisition, $4.5 million distribution for taxes, and $2.1 million principal payments on long-term borrowings offset by $9.8 million borrowings on the Company's revolving credit facility.

The Company's primary capital requirements (excluding acquisitions) consist of working capital, capital expenditures and debt service. The Company expects current financial resources and funds from operations to be adequate to meet current cash requirements. At September 30, 2001, the Company had cash and cash equivalents of $15.8 million and unused credit facilities of approximately $1.7 million available for its use. At September 30, 2001, the Company was in violation of certain financial covenants under the terms of the Credit Agreement for which it has received waivers through September 30, 2001.

During August 2001, the Company redeemed $109.2 million of its $115.0 million of Senior Notes for a cash payment of $34.5 million and $25.0 million of new non-interest bearing notes payable. The Company used a portion of the net cash proceeds from its sale of Curtis to extinguish the debt. This early extinguishment resulted in an extraordinary gain of $43.6 million net of the direct costs of the transaction of $3.0 million and the write-off of the associated debt issuance costs of $3.1 million. Income taxes have not been provided for the extraordinary gain as the extinguishment of debt represents a tax-free transaction to the Company under current provisions of the Internal Revenue Code.

The $25 million of non-interest bearing notes are payable only upon the occurrence of certain events as defined under the terms of notes and are convertible to an equity interest in A.B.Dick at the option of the holders of a majority of the notes.

The $5.8 million of Senior Notes outstanding at September 30, 2001 continues to require a semi-annual interest payment on October 1 and April 1 in arrears; however, the Senior Notes indenture has been amended whereby substantially all of the restrictive covenants have been eliminated.


RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 141 are effective for all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 is effective January 1, 2002 and applies to all goodwill and other intangibles assets recognized in the Company's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 141 requires that any unamortized deferred credit related to an excess of cost arising from any prior business combinations be recognized as a cumulative effect of a change in accounting principle upon the adoption of SFAS No. 142. At September 30, 2001, the Company has a $1.7 million unamortized deferred credit arising from the Company's acquisition of A. B. Dick recorded in other long-term liabilities. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The transition provisions in SFAS No. 142 provide that goodwill and intangible assets with indefinite lives acquired in a business combination completed after June 30, 2001 will not be amortized. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in a decrease in net loss of approximately $1.0 million per year.

During 2002, the Company will perform the first of the required impairment tests under SFAS No. 142 of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company's current policy for measuring goodwill impairment is based upon an analysis of undiscounted cash flows. Under SFAS No. 142, the goodwill must be assigned to reporting units and measured for impairment based upon the fair values of the reporting units. The Company has not yet determined its reporting units under SFAS No. 142 and what the effect of these new impairment tests will be on its consolidated financial position or results of operations.

In October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued. This statement, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The Company is analyzing the effect of this statement and does not expect it to have a material effect on the Company's consolidated financial position, results of operations, or cash flows.


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

The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of these instruments. The carrying amount of the revolving credit facility approximates fair value. The carrying amount of the senior notes exceeds its fair value at September 30, 2001 by $4.0 million. The fair value has been determined using the market price of the related securities at September 30, 2001.

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Index of Exhibits

           (b)  Reports on Form 8-K filed in the second quarter of 2001

                                      NONE

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


                 ITEK GRAPHIX CORP.

                 By: /s/ Brian J. Longe_
                     ----------------------------------------
                     BRIAN J. LONGE
                     President and Chief Executive Officer (As duly authorized Officer)



Date:  November 14, 2001

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
         4.1  Indenture,  dated as of  April 1,  1998,  among  Paragon  Corporate  Holdings  Inc.,  A.B.Dick  Company,  Curtis   (1)
              Industries,  Inc., Itek Graphix Corp.,  Curtis Sub, Inc and Norwest Bank  Minnesota,  National  Association,  as
              Trustee (containing, as exhibits, specimens of the Series A Notes and the Series B Notes).
         4.4  (a)    Credit  and  Security  Agreement,  dated as of April 1, 1998  amended by  Amendment  I,  between  Paragon   (1)
                     Corporate Holdings Inc. and Key Corporate Capital Inc.
              (b)    Amendment I, dated as of March 17, 1999, to the Credit and Security Agreement,  dated as of April 1, 1998   (1)
                     between Paragon Corporate Holdings Inc. and Key Corporate Capital Inc.
              (c)    Waiver and  Amendment  to the Credit and  Security  Agreement,  dated  March 29,  2000,  between  Paragon   (2)
                     Corporate Holdings Inc. and Key Corporate Capital, Inc.
              (d)    Amendment No. 2 to Credit and Security  Agreement dated June 30, 2000, between Paragon Corporate Holdings   (5)
                     Inc. and Key Corporate Capital, Inc.
              (e)    Amendment No. 3 to Credit and Security  Agreement dated May 10, 2000,  between Paragon Corporate Holdings   (5)
                     Inc. and Key Corporate Capital, Inc.
              (f)    Waiver  Letter to the Credit and  Security  Agreement  dated August 14, 2000  between  Paragon  Corporate   (6)
                     Holdings Inc. and Key Corporate Capital, Inc.
              (g)    Amendment  No. 4 to Credit  and  Security  Agreement  dated  March 30,  2001  between  Paragon  Corporate   (7)
                     Holdings, Inc. and Key Corporate Capital, Inc.
              (h)    Waiver Letter to the Credit and Security  Agreement dated May 15, 2001 between Paragon Corporate Holdings   (8)
                     Inc. and Key Corporate Capital, Inc.
              (i)    Waiver  Letter to the Credit and  Security  Agreement  dated August 14, 2001  between  Paragon  Corporate
                     Holdings Inc. and Key Corporate Capital, Inc.
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


              (1)      Incorporated by reference from Form S-4  Registration  Number  333-51569 filed under the Securities Act of 1933,
                       as amended
              (2)      Incorporated by reference from Form 10-K File Number 333-51569 filed June 30, 2000
              (3)      Incorporated by reference from Amendment No. 2 to Form S-4 Registration Number 333-51569 filed   July
                       17, 1998
                       under the Securities Act of 1933, as amended
              (4)      Incorporated by reference from Appendix A of Schedule 14A filed December 6, 1999, by Multigraphics, Inc.
              (5)      Incorporated by reference from Form 10-Q File Number 333-51569 filed August 14, 2000.
              (6)      Incorporated by reference from Form 10-Q File Number 333-51569 filed November 14, 2000.
              (7)      Incorporated by reference from Form 10-K File Number 333-51569 filed April 6, 2001.
              (8)      Incorporated by reference from Form 10-Q File Number 333-51569 filed August 14, 2001.