Form 10-Q/A
period 2001-09-30
PARAGON CORPORATE HOLDINGS INC; ITEK GRAPHIX CORP; CURTIS SUB INC; CURTIS INDUSTRIES INC/NEW/; DICK A B CO
filed 2001-11-21
CIK 1060513, 1060514, 1060515, 868415, 28761

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-Q/A

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

                         Paragon Corporate Holdings Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                        Nine Months Ended
                                                              September 30,           September 30,
                                                                   2001                    2000
                                                             ----------------        ----------------
                                                                           (Unaudited)
Operating activities:
   Net income (loss)                                            $    33,255              $    (3,520)
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Gain on early extinguishment of senior notes                  (43,603)                      -
      Gain on sale of business                                            -                  (10,260)
      Gain on sale of property, plant and equipment                    (390)                       -
      Provision for depreciation and amortization                     4,545                    5,421
      Amortization of deferred financing costs                          312                      399
      Minority interest in loss of subsidiary                           (99)                       -
      Changes in operating assets and liabilities                    (3,257)                  (4,634)
                                                             -----------------       -----------------
Net cash used in operating activities                                (9,237)                 (12,584)


Investing activities:
   Acquisition of business, net of cash acquired                         72                   (4,603)
   Proceeds from sale of property, plant and equipment                  645                        -
   Purchases of property, plant and equipment                          (956)                  (2,031)
   Decrease in short-term investments                                     -                    3,610
   Proceeds from sale of business, net                                    -                   60,977
                                                             -----------------       -----------------
Net cash (used in) provided by investing activities                    (239)                  57,953


Financing activities:
   Payment for extinguishment of senior notes                       (34,500)                       -
   Borrowings on revolving credit facility                            4,860                    9,781
   Payment of debt assumed in acquisition                                 -                   (7,383)
   Decrease in amounts due to GEC                                         -                      (35)
   Principal payments on long-term borrowings                        (2,182)                  (2,079)
   Distribution for taxes                                                 -                   (4,500)
                                                             -----------------       -----------------
Net cash used in financing activities                               (31,822)                  (4,216)

Effect of exchange rate changes on cash                                 196                     (189)
                                                             -----------------       -----------------
Increase (decrease) in cash and cash equivalents                    (41,102)                  40,964
Cash and cash equivalents at beginning of period                     56,914                   15,341
                                                             -----------------       -----------------

Cash and cash equivalents at end of period                      $    15,812              $    56,305
                                                             =================       =================


See notes to condensed consolidated financial statements.

Summarized consolidating statements of cash flows for the nine months ended September 30, 2001 and 2000, respectively, for the Company, the guarantor subsidiaries, and the non-guarantor subsidiaries are as follows (in thousands):


                                                                         Combined         Combined
                                                            The          Guarantor       Non-Guarantor
                                                          Company       Subsidiaries     Subsidiaries    Eliminations       Total
                                                         ----------     ------------     ------------    -------------    ----------
CASH FLOW DATA:
(NINE MONTHS ENDED SEPTEMBER 30, 2001):

Net cash used in operating activities                  $   (10,442)   $     4,336     $     (3,224)    $        93      $    (9,237)

Investing activities:
   Purchases of property, plant and equipment                    -           (746)            (210)              -             (956)
   Proceeds from sale of property, plant and
      equipment                                                  -              5              640               -              645
   Acquisition of Business, net cash acquired                    -            (20)              92               -               72
                                                        ----------     ------------     ------------    -------------    ----------
Net cash provided by (used in) investing activities              -           (761)             522               -             (239)

Financing activities:
   Borrowings made on revolving credit facility              4,860              -                -               -            4,860
   Principal payments on long-term borrowings                    -           (716)          (1,466)              -           (2,182)
   Payment for extinguishment of senior notes              (34,500)             -                -               -          (34,500)
   Intercompany transactions                                37,045        (41,592)           4,914            (367)               -
                                                         ----------     ------------     ------------    -------------    ----------
Net cash provided by (used in) financing activities          7,405        (42,308)           3,448            (367)         (31,822)

Effect of exchange rate changes on cash                          -            (19)             (59)            274              196
                                                         ----------     ------------     ------------    -------------    ----------

Increase (decrease) in cash and cash equivalents            (3,037)       (38,752)             687               -          (41,102)

Cash and cash equivalents at beginning of period             3,440         52,719              755               -           56,914
                                                         ----------     ------------     ------------    -------------    ----------

Cash and cash equivalents at end of period             $       403    $    13,967      $     1,442     $         -      $    15,812
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

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $9.2 million and $12.6 million for the nine months ended September 30, 2001 and 2000, respectively. The net cash used in operating activities in 2001 was principally the result of a $10.3 net loss before extraordinary items, reduction of accounts payable of $8.5 million, and a decrease in accrued liabilities of $8.8 million. These uses were offset by decreases in inventory and accounts receivable of $9.3 million and $2.5 million, respectively. The net income in 2001 is due to gain on early extinguishment of debt offset by operating losses and interest costs on the senior notes. Net cash used in operating activities in 2000 was also primarily attributable to operating losses and interest on the senior notes mentioned above.

The net cash (used in) provided by investing activities was ($0.2) million and $58.0 million for the nine months ended September 30, 2001 and 2000, respectively. The 2001 net cash (used in ) operations is primarily the purchases of property, plant, and equipment of $1.0 million offset by $0.6 million of proceeds from sale of property, plant, and equipment. The 2000 amount reflects the payment for the Multigraphics acquisition of $4.6 million and the proceeds from the sale of the net assets of Curtis Industries of $60.5 million.

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



Date:  November 21, 2001